Form 10KSB
period 2000-12-31
ALBION AVIATION INC
filed 2001-04-02
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

                    THIS IS FILED AS THE SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES ACT OF 1933, AND ACCORDINGLY ONLY CONTAINS THE FINANCIAL STATEMENTS OF THE REGISTRANT FOR THE YEAR ENDED DECEMBER 31, 2001. Commission file number 333-46672

                              ALBION AVIATION, INC.
              (Exact name of small business issuer in its charter)

                         Delaware                              33-0619254
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer
 Identification No.)

24351 Pasto Road Suite B, Dana Point, California               92629

           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:               (949) 489-2400
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $.001
                                                             -------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES            NO   X

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           State issuer's revenues for its most recent fiscal year: None

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was not determinable since the common stock does not trade on any market.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2000:

Common Stock, $.001 Par Value - 1,000,000 Shares

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 2, 2001.


                     ALBION AVIATION, INC.


                        By: /s/Jehu Hand                              President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 2, 2001.



By:     /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director

ALBION AVIATION, INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2000 and 1999




                                                     ALBION AVIATION, INC.
                                           (A Development Stage Company)
                                                                   Index

- ----------------------------------------------------------------------



                                                                                             Page


Independent auditors' report                                                                  F-2


Consolidated Balance sheet                                                                    F-3


Consolidated Statement of operations                                                          F-4


Consolidated Statement of stockholders' equity                                                F-5


Consolidated Statement of cash flows                                                          F-6


Notes to consolidated financial statements                                                    F-7

- ----------------------------------------------------------------------------

                                               INDEPENDENT AUDITORS' REPORT









To the Board of Directors of
Albion Aviation, Inc.


We have audited the accompanying consolidated balance sheet of Albion Aviation, Inc. and Subsidiary, (a development stage company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the cumulative amounts from April 20, 1994 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albion Aviation, Inc. and Subsidiary, (a development stage company) as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and cumulative amounts from April 20, 1994 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    TANNER + CO.


Salt Lake City, Utah
March 22, 2001



                                                                                     ALBION AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                                Consolidated Balance Sheet

                                                                                         December 31, 2000
- -------------------------------------------------------------------------------------------------------------------





              Assets

Current assets - cash                                                                   $            7,549

Aircraft, net of accumulated depreciation of $61,184                                                98,716
                                                                                        ------------------

                                                                                        $          106,265
                                                                                        ------------------

- ----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Current liabilities:

     Related party payables                                                                         $1,249
                                                                                                    ------
     Current portion of long-term debt                                                              18,558

                                                                                        ------------------

                  Total current liabilities                                                         19,807
                                                                                        ------------------

Long-term debt                                                                                      92,746
                                                                                        ------------------

Stockholders' deficit:
     Preferred stock; $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                                      -
     Common stock; $.001 par value; 20,000,000
       shares authorized; 1,000,000 shares issued
       and outstanding                                                                               1,000
     Additional paid-in capital                                                                    112,757
     Deficit accumulated during the
       development stage                                                                          (120,045)
                                                                                        ------------------

                  Total stockholders' deficit                                                       (6,288)
                                                                                        ------------------

                  Total liabilities and stockholders' deficit                           $          106,265
                                                                                        ------------------



- -----------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                  F-4



                                                                                     ALBION AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Operations


- -------------------------------------------------------------------------------------------------------------------





                                                                                            Cumulative
                                                          Years Ended December 31,        Amounts Since
                                                     -----------------------------------
                                                            2000             1999           Inception
                                                     -----------------------------------------------------


Revenue                                              $                 $      -         $       -
                                                     -----------------------------------------------------

Costs and expenses:
     General and administrative expenses                         33,126           44,932            96,250
     Interest expense                                            10,539           11,862            23,795
                                                     -----------------------------------------------------

                                                                 43,665           56,794           120,045
                                                     -----------------------------------------------------

Loss before income taxes                                        (43,665)         (56,794)         (120,045)

Income taxes - current                                                -                -                 -
                                                     -----------------------------------------------------

Net loss                                             $          (43,665$         (56,794$         (120,045)
                                                     -----------------------------------------------------

Loss per share - basic and diluted                   $                 $   (.04)             (.06)
                                                     -----------------------------------------------------

Weighted average common shares -
  basic and diluted                                           1,000,000        1,000,000
                                                     -----------------------------------------------------




- ----------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



                                                                                     ALBION AVIATION, INC.
                                                                             (A Development Stage Company)

                                                  Consolidated Statement of Stockholders' (Deficit) Equity

                                                                        April 20, 1994 (Date of Inception)
                                                                                 Through December 31, 2000
- -------------------------------------------------------------------------------------------------------------------



                                                                                      Deficit
                                                                                    Accumulated
                                                                        Additional  During the
                               Preferred Stock        Common Stock        Paid-In   Development
                             -------------------------------------------
                              Shares    Amount      Shares     Amount     Capital      Stage        Total
                             --------------------------------------------------------------------------------


Balance, April 20, 1994              -$            -        -$          $ -        $   -        $     -

Shares issued for cash
  ($.001 per share)                  -          -   1,000,000      1,000         15            -        1,015

Net loss                             -          -           -          -          -         (144)        (144)
                             --------------------------------------------------------------------------------

Balance, December 31, 1994           -          -   1,000,000      1,000         15         (144)         871

Net loss                             -          -           -          -          -         (338)        (338)
                             --------------------------------------------------------------------------------

Balance, December 31, 1995           -          -   1,000,000      1,000         15         (482)         533

Net loss                             -          -           -          -          -         (320)        (320)
                             --------------------------------------------------------------------------------

Balance, December 31, 1996           -          -   1,000,000      1,000         15         (802)         213

Net loss                             -          -           -          -          -         (314)        (314)
                             --------------------------------------------------------------------------------

Balance, December 31, 1997           -          -   1,000,000      1,000         15       (1,116)        (101)

Contributions to capital             -          -           -          -     30,909            -       30,909

Net loss                             -          -           -          -          -      (18,470)     (18,470)
                             --------------------------------------------------------------------------------

Balance, December 31, 1998           -          -   1,000,000      1,000     30,924      (19,586)      12,338

Contributions to capital             -          -           -          -     41,770            -       41,770

Net loss                             -          -           -          -          -      (56,794)     (56,794)
                             --------------------------------------------------------------------------------

Balance, December 31, 1999           -          -   1,000,000      1,000     72,694      (76,380)      (2,686)

Contributions to capital             -          -           -          -     40,063            -       40,063

Net loss                             -          -           -          -          -      (43,665)     (43,665)
                             --------------------------------------------------------------------------------

Balance, December 31, 2000           -$            -1,000,000$     1,000$   112,757$    (120,045$      (6,288)
                             --------------------------------------------------------------------------------



- -------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                            F-6


                              ALBION AVIATION, INC.
                                      (A Development Stage Company)

                               Consolidated Statement of Cash Flows


- ----------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                                                              Since
                                                          Years Ended December 31,          Inception
                                                     -----------------------------------
                                                            2000             1999          (Unaudited)
                                                     -----------------------------------------------------

Cash flows from operating activities:
     Net loss                                        $          (43,665$         (56,794$         (120,045)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                           26,650           30,092            62,199
         Increase in
              related party payables                                148              633             1,249
                                                     -----------------------------------------------------

                  Net cash used in
                  operating activities                          (16,867)         (26,069)          (56,597)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Purchase of aircraft                                             -                -           (16,000)
     Organization costs                                               -                -            (1,015)
                                                     -----------------------------------------------------

                  Net cash used in
                  investing activities                                -                -           (17,015)
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Principal payments on long-term debt                       (15,647)         (15,701)          (32,596)
     Contributions to capital                                    40,063           41,770           112,742
     Issuance of common stock                                                          -             1,015
                                                     -----------------------------------------------------

                  Net cash provided by
                  financing activities                           24,416           26,069            81,161
                                                     -----------------------------------------------------

Net increase in cash                                              7,549                -             7,549

Cash, beginning of period                                             -                -                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $            7,549$                $   -        7,549
                                                     -----------------------------------------------------



- -------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                       F-7

                                                   ALBION AVIATION, INC.
                                       (A Development Stage Company)


                           Notes to Consolidated Financial Statements

                                             December 31, 2000 and 1999
- ------------------------------------------------------------------------------


1.   Organization
     and
     Summary of
     Significant
     Accounting
     Policies
Organization
The Company was organized under the laws of the state of Delaware on April 18, 1994 (date of inception). The Company has not commenced planned principal operations and purposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7. Its principal activities since inception have consisted of the offer and sale of common stock and the purchase of a commercial airplane, financed by long-term debt. The Company intends to engage in the charter air carrier business. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Principles of Consolidation
The consolidated  financial  statements include the accounts of the Company, and
its  consolidated   subsidiary.   All  significant   intercompany  balances  and
transactions have been eliminated.


Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.


Aircraft
The Company's aircraft is carried at cost. Maintenance and repairs, including overhauls, were charged to operating expenses as they are incurred. The aircraft is depreciated on a straight-line basis over the estimated useful life of 6 years.


Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



- ---------------------------------------------------------------------------

                                         ALBION AVIATION, INC.
                                  (A Development Stage Company)


                           Notes to Consolidated Financial Statements
                                       Continued

- ------------------------------------------------------------------------



2.   Going
     Concern
The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the consolidated statement of operations, the Company has had no revenues, and reported net losses in all periods since inception.


The Company intends to fund start-up costs during the next twelve months with capital contributions from related parties and proceeds from the sale of equity securities (see note 8), however, such related parties are not obligated under any agreement to contribute such funds, and there is no guarantee that the Company will be successful in raising equity capital through its offering of common stock.


The Company's ability to continue as a going concern is dependent upon management's ability to secure additional debt or equity financing. There is also no guarantee that, if successful, such financing will be sufficient to fund necessary start up costs and sustain operations upon commencement of such operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3.   Long-term
     Debt
In October 1998, the Company entered into a note agreement, with a financing company, in the amount of $143,900, due in monthly installments of $2,297, including interest at 8.75%, secured by aircraft and personal guarantee of an officer of the Company, and maturing in November 2005. The total loan proceeds and cash of $16,000 were used to purchase used aircraft for a total purchase price of $159,900. The note balance outstanding at December 31, 2000 and 1999 was $111,304 and $126,951, respectively.


- ------------------------------------------------------------------------------

                                 ALBION AVIATION, INC.
                                (A Development Stage Company)


                       Notes to Consolidated Financial Statements
                                        Continued

- ----------------------------------------------------------------------------



3.   Long-term
     Debt
     Continued
Future maturities of the note payable are as follows:


Years Ending December 31:                                      Amount
                                                          -----------------

     2001                                                 $          18,558
     2002                                                            20,396
     2003                                                            22,254
     2004                                                            24,281
     2005                                                            25,815
                                                          -----------------

                                                          $         111,304
                                                          -----------------


4.   Income
     Taxes
The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                                               Cumulative
                                           Years Ended          Amounts
                                          December 31,           Since
                                    -------------------------
                                        2000         1999      Inception
                                    ---------------------------------------

Income tax benefit at statutory
  rate                              $       7,000$      8,000$       20,000
Change in valuation allowance              (7,000)     (8,000)      (20,000)
                                    ---------------------------------------

                                    $            $           $              -
                                    ---------------------------------------


Deferred tax assets are as follows:


                                                            December 31,
                                                          -----------------
                                                                2000
                                                          -----------------

Operating loss carryforwards                              $          18,000
Depreciation                                                         (4,000)
Valuation allowance                                                 (14,000)
                                                          -----------------

                                                          $                  -
                                                          -----------------



- -----------------------------------------------------------------------------

                                        ALBION AVIATION, INC.
                                      (A Development Stage Company)


                               Notes to Consolidated Financial Statements
                                                  Continued

- -------------------------------------------------------------------------



4.   Income
     Taxes
     Continued

The Company has net operating loss carryforwards of approximately $120,000, which begin to expire in the year 2009. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.


5.   Related
     Party
     Transactions
At December 31, 2000 and 1999,  the Company  owed the  Company's  president  and
majority  shareholder  $1,249  and  $1,101,   respectively.   The  advances  are
unsecured, non-interest bearing and have no specific repayment terms.


During   the   years   ended   December   31,   2000  and  1999  the   Company's
president/majority shareholder made capital contributions of cash of $40,063 and $41,770, respectively.


6.   Supplemental
     Cash Flow
     Information
Actual amounts paid for interest and income taxes are as follows:


                                                             Cumulative
                                                              Amounts
                            Years Ended December 31,           Since
                       -----------------------------------
                             2000              1999          Inception
                       ---------------------------------------------------

Interest               $          10,539$           11,862$         23,795
                       ---------------------------------------------------

Income taxes           $                $                -$                -
                       ---------------------------------------------------




- ----------------------------------------------------------------------------

                                       ALBION AVIATION, INC.
                                 (A Development Stage Company)


                                 Notes to Consolidated Financial Statements
                                                         Continued

- -----------------------------------------------------------------------------


7.   Recent
     Accounting
     Pronounce-
     ments
In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


8.   Subsequent
     Event
In February 2001, the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 50,000 shares of common stock for sale at $5.00 per share.


- -----------------------------------------------------------------------------