Form 10QSB
period 2001-03-31
ALBION AVIATION INC
filed 2001-05-15
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 333-46672
         CIK Number 0001123580

                              ALBION AVIATION, INC.
(Exact Name of small business issuer as specified in its charter)


            Delaware                                              33-0619254
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                                       fication
No.)

               24351 Pasto Road, #B, Dana Point, California 92629
(Address of Principal Executive Offices)
                                                 (949) 489-2400
                (Issuer's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,000,000
----------------------------------                      ---------------------
Title of Class                                     Number of Shares outstanding
                                                             at March 31, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheet


                                                             December 31,               March 31,
                                                                 2000                     2001


Assets

Current assets - cash                                     $            7,549       $              369

Aircraft, net of accumulated
depreciation of $61,184 and $67,846                                   98,716                   92,054



         Total Assets                                     $          106,265       $           92,423



Liabilities and Stockholders' Deficit

Current liabilities:

         Related party payables                           $            1,249       $            6,249
         Current portion of
           long-term debt                                             18,558                   19,105



         Total current liabilities                                    19,807                   25,354

Long-term debt                                      92,746                   86,192

Stockholders' deficit:

         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                    --                       --

         Common stock; $.001 par value;
         20,000,000 shares authorized;
         1,000,000 shares issued and
         outstanding                                                   1,000                    1,000

Additional paid-in capital                                           112,757                  112,757

Deficit accumulated during the
development stage                                         (120,045)                (134,881)



         Total stockholders' deficit                      $          (6,288)       $         (19,124)

         Total liabilities and
         stockholders' deficit                            $          106,265       $           92,423



                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                              Three Months Ended                       Cumulative
                                                   March 31,                          Amounts Since
                                        2001                     2000                   Inception



Revenue                           $              --       $               --       $               --

Costs and expenses:
 General and
 administrative
 expenses                    9,540                   8,396                  105,790

 Interest expense            3,296                   2,747                   27,091


                                  $          12,836       $           11,143       $          132,881

Loss before
income taxes                      $        (12,836)       $         (11,143)       $        (132,881)

Income taxes - current          --                      --                       --

Net loss                          $        (12,836)       $         (11,143)       $        (132,881)



Loss per share -
basic and diluted $          (.01)                $  (.01)                 $     --

Weighted average common
shares - basic and
diluted                                   1,000,000                1,000,000                       --



















                       See   accompanying   notes  to   consolidated   financial
statements.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows


                                              Three Months Ended                       Cumulative
                                                   March 31,                          Amounts Since
                                        2001                     2000                   Inception



Cash flows from operating activities:

 Net loss         $               (12,836)        $       (11,143)         $       (132,881)

Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and
   amortization              6,662                   6,662                   68,861
 Increase in related
   party payables            5,000                     148                    6,249
 Net cash used in
   operating activities           (1,174)                 (4,333)                  (57,771)

Cash flows from investing activities:

 Purchase of aircraft           --                      --                         (16,000)
 Organization costs             --                      --                         (1,015)
 Net cash used in
   investing activities           --                      --                       (17,015)

Cash flows from financing activities:

 Principal payments on
   long-term debt                 (6,006)                 (4,143)                  (38,602)
 Contributions to capital       --                  13,476                  112,742
 Issuance of common stock       --                      --                    1,015
 Net cash provided by
   financing activities           (6,006)                 9,333                    75,155

Net increase (decrease)
in cash                                     (7,180)                    5,000                      369

Cash, beginning of period    7,549                      --                       --

Cash, end of period               $             369       $            5,000       $              369





                       See   accompanying   notes  to   consolidated   financial
statements.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                Notes to Consolidated Financial Statements

                                              March 31, 2001


1.        Interim Financial Statements

 The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

 Reference is made to the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

2.        Related Party Transactions

 At March 31, 2001 and December 31, 2000, the Company owed the Company's president and majority shareholder $6,249 and $1,249, respectively. The advances are unsecured, non-interest bearing and have no specific repayment terms.

3.        Subsequent Event

 In February 2001, the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 50,000 shares of common stock for sale at $5.00 per share. In May 2001 18,000 shares of common stock were sold for net proceeds of $90,000.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

 The Company has limited working capital and no activities.
 Its activities are proposed to be funded by a pending public offering of its securities. See Note 3.

                                        PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS  -  None

Item 2.   CHANGES IN SECURITIES - None

Item 3.   DEFAULTS UPON SENIOR SECURITIES - None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
None

Item 5.   OTHER INFORMATION - None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits--None

 Reports on Form 8-K--None.

                                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ALBION AVIATION, INC.



Date:  May 13, 2001                                  By:/s/ Jehu Hand
                                                        -------------
                                                          Jehu Hand,
                                                          President and Chief
                                                       Financial Officer (chief
                                                          financial officer and
                                                    accounting officer and duly
                                                          authorized officer)