Form 10QSB
period 2001-06-30
ALBION AVIATION INC
filed 2001-08-10
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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

               24351 Pasto Road, #B, Dana Point, California 92629
(Address of Principal Executive Offices)                           (Zip Code)

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        1,018,000
----------------------------------                       --------------------
Title of Class                                      Number of Shares outstanding
                                                                at June 30, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheet


                                                             December 31,               June 30,
                                                                 2000                     2001


Assets

Current assets - cash                                     $            7,549       $           20,728

Aircraft, net of accumulated
depreciation of $61,184 and $74,509                                   98,716                  140,391



         Total Assets                                     $          106,265       $          161,119



Liabilities and Stockholders' Deficit

Current liabilities:

         Related party payables                           $            1,249       $               --
         Current portion of
           long-term debt                                             18,558                   19,526



         Total current liabilities                                    19,807                   19,526

Long-term debt                                                        92,746                   81,150

Stockholders' deficit:

         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                    --                       --

         Common stock; $.001 par value;
         20,000,000 shares authorized;
         1,000,000 and 1,018,000 shares
         issued and outstanding                                        1,000                    1,018

Additional paid-in capital                                           112,757                  203,988

Deficit accumulated during the
development stage                                                   (120,045)                (144,563)



         Total stockholders' deficit                      $          (6,288)       $         (60,443)

         Total liabilities and
         stockholders' deficit                            $          106,265       $          161,119



                       See   accompanying   notes  to   consolidated   financial
statements.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                                                                               Cumulative
                                              Three Months Ended        Six Months Ended         Amounts
                                                   June 30,                 June 30,              Since
                                             2001          2000         2001         2000        Inception



Revenue                                             $--          $ --          $--          $ --        $--

Costs and expenses:
     General and administrative
     expenses                                   9,297        6,752        18,837       15,148     115,087

     Interest expense                           2,385        3,345         5,681        6,092      29,476


                                                       $    11,682   $    10,097  $    24,518   $  21,240 $ 144,563

Loss before income taxes                  $  (11,682)  $  (10,097)   $  (24,518)  $  (21,240)   $(144,563)

Income taxes - current                             --           --            --           --          --

Net loss                                            $  (11,682)  $   (10,097)  $  (24,518)  $21,240     $ (144,563)



Loss per share -
basic and diluted                         $     (.01)  $     (.01)   $        --  $        --   $      --

Weighted average common
shares - basic and diluted                  1,006,527    1,000,000     1,003,282    1,000,000          --





















                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows


                                                                                               Cumulative
                                              Three Months Ended        Six Months Ended         Amounts
                                                   June 30,                 June 30,              Since
                                             2001          2000         2001         2000        Inception



Cash flows from operating activities:


     Net loss                             $  (11,682)  $  (10,097)   $  (24,518)  $  (21,240)   $(144,563)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization              6,662        6,662        13,325       13,325      75,523
     Increase in related party payables       (6,249)           --       (1,249)          148          --
     Net cash used in
       operating activities                  (11,269)      (3,435)      (12,442)      (7,767)    (69,040)

Cash flows from investing activities:

     Purchase of aircraft                    (55,000)           --      (55,000)           --    (71,000)
     Organization costs                            --           --            --           --     (1,015)
     Net cash used in
       investing activities                  (55,000)           --      (55,000)           --    (72,015)

Cash flows from financing activities:

     Principal payments on long-term debt     (4,621)      (4,236)      (10,628)      (8,380)    (43,223)
     Contributions to capital                   1,249       12,528         1,249       26,004     113,991
     Issuance of common stock                  90,000           --        90,000           --      91,015
     Net cash (used in) provided by
       financing activities                    86,628        8,292        80,621       17,624     161,783

Net (decrease) increase in cash                20,359        4,857        13,179        9,857      20,728

Cash, beginning of period                         369        5,000         7,549           --          --

Cash, end of period                       $    20,728  $     9,857   $    20,728  $     9,857   $  20,728





                       See   accompanying   notes  to   consolidated   financial
statements.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                Notes to Consolidated Financial Statements

                                               June 30, 2001


1.   Interim Financial Statements

     The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the three and six months ended June 30, 2001 and 2000.

     Reference is made to the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

2.   Related Party Transactions

     At June 30, 2001 and December 31, 2000, the Company owed the Company's president and majority shareholder $0 and $1,249, respectively. The advances are unsecured, non-interest bearing and have no specific repayment terms. The advance of $1,249 were forgiven and contributed to capital on the close of the public offering.

3.   Public Offering

     In February 2001, the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 50,000 shares of common stock for sale at $5.00 per share. In May 2001 18,000 shares of common stock were sold for net proceeds of $90,000.

4.   Purchase of Aircraft

     The Company purchased an additional aircraft in May 2001 for $55,000.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                          FINANCIAL CONDITION

     The Company has limited working capital and no activities other than develop its business plan. Its activities are to be funded by the public offering of its securities. See Note 3.

                                        PART II.  OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS  -  None

Item 2.                                   CHANGES IN SECURITIES - None
                                          ---------------------

Item 3.                                   DEFAULTS UPON SENIOR SECURITIES - None
                                          -------------------------------

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                          ---------------------------------------------------

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


                                                     ALBION AVIATION, INC.



Date:  August 12, 2001                               By:/s/ Jehu Hand
                                                          Jehu Hand,
                                                          President   and  Chief
                                                          Financial      Officer
                                                          (chief       financial
                                                          officer and accounting
                                                          officer    and    duly
                                                          authorized officer)