Form 10QSB/A
period 2001-06-30
ALBION AVIATION INC
filed 2001-08-29
CIK 1123580

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                    1,018,000
----------------------------------                       ---------------------
Title of Class                                     Number of Shares outstanding
                                                              at June 30, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheet


                                                             December 31,               June 30,
                                                                 2000                     2001


Assets

Current assets - cash                                     $            7,549       $           20,728

Aircraft, net of accumulated
 depreciation of $61,184 and $74,509                                  98,716                   85,391
Asset held for sale                                                       --                   55,000



         Total Assets                                     $          106,265       $          161,119



Liabilities and Stockholders' Deficit

Current liabilities:

         Related party payables                           $            1,249       $               --
         Current portion of
           long-term debt                                             18,558                   19,526



         Total current liabilities                                    19,807                   19,526

Long-term debt                                      92,746                   81,150

Stockholders' deficit:

         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                    --                       --

         Common stock; $.001 par value;
         20,000,000 shares authorized;
         1,000,000 and 1,018,000 shares
         issued and outstanding                                        1,000                    1,018

Additional paid-in capital                                           112,757                  203,988

Deficit accumulated during the
development stage                                         (120,045)                (144,563)



         Total stockholders' deficit                      $          (6,288)       $         (60,443)

         Total liabilities and
         stockholders' deficit                            $          106,265       $          161,119



                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                                                                               Cumulative
                                              Three Months Ended        Six Months Ended         Amounts
                                                   June 30,                 June 30,              Since
                                             2001          2000         2001         2000        Inception



Revenue                                             $--          $ --          $--          $ --        $--

Costs and expenses:
     General and administrative
     expenses                                   9,297        6,752        18,837       15,148     115,087

     Interest expense                           2,385        3,345         5,681        6,092      29,476


                                                       $    11,682   $    10,097  $    24,518   $  21,240 $ 144,563

Loss before income taxes                  $  (11,682)  $  (10,097)   $  (24,518)  $  (21,240)   $(144,563)

Income taxes - current                             --           --            --           --          --

Net loss                                            $  (11,682)  $   (10,097)  $  (24,518)  $   (21,240)$ (144,563)



Loss per share -
basic and diluted                         $     (.01)  $     (.01)   $     (.02)  $     (.02)

Weighted average common
shares - basic and diluted                  1,012,000    1,000,000     1,006,000    1,000,000





















                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows


                                                                                               Cumulative
                                                                        Six Months Ended         Amounts
                                                                            June 30,              Since
                                                                        2001         2000        Inception



Cash flows from operating activities:

     Net loss                                                        $  (24,518)  $  (21,240)   $(144,563)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                        13,325       13,325      75,524
     Increase in related party payables                                       --          148       1,249
     Net cash used in
       operating activities                                             (11,193)      (7,767)    (67,792)

Cash flows from investing activities:

     Purchase of aircraft                                               (55,000)           --    (71,000)
     Organization costs                                                       --           --     (1,015)
     Net cash used in
       investing activities                                             (55,000)           --    (72,015)

Cash flows from financing activities:

     Principal payments on long-term debt                               (10,628)      (8,380)    (43,224)
     Contributions to capital                                                 --       26,004     112,742
     Issuance of common stock                                             90,000           --      91,015
     Net cash (used in) provided by
       financing activities                                               79,372       17,624     160,533

Net (decrease) increase in cash                                           13,179        9,857      20,728

Cash, beginning of period                                                  7,549           --          --

Cash, end of period                                                  $    20,728  $     9,857   $  20,728





                       See   accompanying   notes  to   consolidated   financial
statements.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                Notes to Consolidated Financial Statements

                                               June 30, 2001


1.   Interim Financial Statements

     The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000.

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

4.   Purchase of Aircraft

     The Company purchased an additional aircraft to be held for sale in May 2001 for $55,000.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION

     The Company has limited working capital and no activities other than developing its business plan. Its activities are being funded by the public offering of its securities. See Note 3. The aircraft is being painted and reupholstered at this time. We don't expect to be ready for operations until the end of calendar 2001. Until that time we will be seeking to obtain a Part 135 authorization.

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