Form 10QSB
period 2001-09-30
ALBION AVIATION INC
filed 2001-11-19
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                         1,018,000
----------------------------------                     ---------------------
Title of Class                                      Number of Shares outstanding
                                                           at September 30, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheet


                                                             December 31,             September 30,
                                                                 2000                     2001



Assets

Current assets - cash                                     $            7,549       $            2,472

Aircraft, net of accumulated
 depreciation of $61,184 and $81,171                                  98,716                   78,728
Asset held for sale                                                       --                   55,000



         Total Assets                                     $          106,265       $          136,200



Liabilities and Stockholders' Deficit

Current liabilities:

         Related party payables                           $            1,249       $               --
         Current portion of
           long-term debt                                             18,558                   19,956



         Total current liabilities                                    19,807                   19,956

Long-term debt                                      92,746                   75,985

Stockholders' deficit:

         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                    --                       --

         Common stock; $.001 par value;
         20,000,000 shares authorized;
         1,000,000 and 1,018,000 shares
         issued and outstanding                                        1,000                    1,018

Additional paid-in capital                                           112,757                  203,988

Deficit accumulated during the
development stage                                         (120,045)                (164,747)



         Total stockholders' deficit                      $          (6,288)       $         (40,259)

         Total liabilities and
         stockholders' deficit                            $          106,265       $          136,200



                       See   accompanying   notes  to   consolidated   financial
statements.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                                                                               Cumulative
                                              Three Months Ended        Nine Months Ended        Amounts
                                                 September 30,            September 30,           Since
                                             2001          2000         2001         2000        Inception



Revenue                                             $--          $ --          $--          $ --        $--

Costs and expenses:
     General and administrative
     expenses                                  18,028       10,934        36,865       26,082     133,115

     Interest expense                           2,156        3,021         7,837        9,113      31,632


                                                       $    20,184   $    13,955  $    44,702   $  35,195 $ 164,747

Loss before income taxes                  $  (20,184)  $  (13,955)   $  (44,702)  $  (35,195)   $(164,747)

Income taxes - current                             --           --            --           --          --

Net loss                                            $  (20,184)  $   (13,955)  $  (44,702)  $   (35,195)$ (164,747)



Loss per share -
basic and diluted                         $     (.02)  $     (.01)   $     (.04)  $     (.04)

Weighted average common
shares - basic and diluted                  1,018,000    1,000,000     1,010,000    1,000,000





















                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows


                                                                                               Cumulative
                                                                        Nine Months Ended        Amounts
                                                                          September 30,           Since
                                                                        2001         2000        Inception



Cash flows from operating activities:

     Net loss                                                        $  (44,702)  $  (35,195)   $(164,747)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                        19,987       19,987      81,171
     Increase in related party payables                                       --          148          --


     Net cash used in
       operating activities                                             (24,715)     (15,060)    (83,576)

Cash flows from investing activities:

     Purchase of aircraft                                               (55,000)           --    (71,000)
     Organization costs                                                       --           --     (1,015)


     Net cash used in
       investing activities                                             (55,000)           --    (72,015)

Cash flows from financing activities:

     Principal payments on long-term debt                               (15,363)     (13,706)    (45,694)
     Contributions to capital                                                 --       30,063     112,742
     Issuance of common stock                                             90,000           --      91,015


     Net cash (used in) provided by
       financing activities                                               74,637       17,357     158,063

Net (decrease) increase in cash                                          (5,077)        2,297       2,472

Cash, beginning of period                                                  7,549           --          --

Cash, end of period                                                  $     2,472  $     2,297   $   2,472





                       See   accompanying   notes  to   consolidated   financial
statements.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                Notes to Consolidated Financial Statements

                                            September 30, 2001


1.   Interim Financial Statements

     The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000.

     Reference is made to the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

2.   Related Party Transactions

     At June 30, 2001 and December 31, 2000, the Company owed the Company's president and majority shareholder $0 and $1,249, respectively. The advances are unsecured, non-interest bearing and have no specific repayment terms. The advance of $1,249 was forgiven and contributed to capital on the close of the public offering.

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


                                                     ALBION AVIATION, INC.



Date:  November 14, 2001                             By:/s/ Jehu Hand
                                                          Jehu Hand,
                                                          President   and  Chief
                                                          Financial      Officer
                                                          (chief       financial
                                                          officer and accounting
                                                          officer    and    duly
                                                          authorized officer)