Form 10KSB
period 2001-12-31
ALBION AVIATION INC
filed 2002-05-01
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 333-46672
CIK 0001123580

                                               ALBION AVIATION, INC.
                           (Exact name of small business issuer in its charter)

                         Delaware                                   33-0619254
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                        Identification No.)

24351 Pasto Road Suite B, Dana Point, California               92629

           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (949) 489-2400
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             -----------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2001:

Common Stock, $.001 Par Value - 1,018,000 Shares

Transitional Small Business Disclosure Format           YES            NO   X

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

General

 Albion was incorporated in April 1994 in order to engage in the aviation business. Management investigated the industry and decided to engage in the charter airline business in particular, and management also evaluated what kind of aircraft would be most suitable. Beginning in 1987 we started looking for the right aircraft, and finally in October 1998 we acquired by purchase a Cessna 421-B to use in proposed charter operations. In January 2002 we sold the Cessna. Due to the downtime in travel and charter activity, we decided at this time it would be less risky to utilize a smaller aircraft. In December 2001 we purchased a four-seater Mooney aircraft which we will utilize for charter. Mr. Hand, our president, guaranteed the loan. All operations are conducted by Svetlana Aviation, and Albion functions as a holding company. However, for simplicity's sake we refer in this prospectus to the combined enterprise as "Albion."

 Albion's business plan is to offer aircraft charter service based at Orange County Airport in Southern California. The aircraft is owned by a subsidiary, "Svetlana Aviation". We plan to obtain our operating permit and conduct all operations in the name of this subsidiary.

Charter Services

 Orange County Airport served more than 7.4 million passengers in 1998, according to airport management, and is the principal airport for Orange County with more than 3 million population. Orange County enjoys a growing economy and is also a popular tourist destination featuring Disneyland and some of California's best beaches. We think that there is a growing market for aircraft charter services in Orange County. The area is affluent. Pursuant to airport rules the number of commercial and commuter flights is limited. Growing consumer dissatisfaction with airline service, we think, will cause more and more travelers to consider charter service. The cost of charter aircraft for flights of one to two hour flights can be equivalent to the cost of first or business class tickets, but the convenience and prestige of charter services can outweigh the cost factor. Charter can be especially attractive for business travelers with a busy schedule.

Operations

 More detail on the operations aspects of a charter airline is provided under the caption "Plan of Operations." You should read that section if you have not already. We plan to commence service approximately six months after receipt of proceeds of this offering.

 In brief, aircraft charter operations have to be carefully managed. The aircraft does not generate any revenue unless it is flying for hire. Most charter airlines don't engage in much advertising, but rely on charter brokers or customer referrals. A potential customer usually requests information from a charter broker on price, availability and types of aircraft, when the need for services arises. Aircraft brokers receive a negotiable percentage of the charter fee. Fees are based on hourly flight time, usually with a one or two hour minimum.

 Fixed expenses such as debt service, insurance, tiedown rental and some minimum level of maintenance are incurred regardless of the hours flown. However, most of the expenses are incurred only when the aircraft is being operated, and include fuel and oil, crew expenses, maintenance and engine reserves. Engine life is limited by FAA rules to fixed hours of total operation, after which an engine must be replaced or overhauled. Maintenance expenses can arise at any time and although difficult to predict are generally consistent with each type of aircraft. With each hour of operation we are going to set aside a fixed amount of cash for future engine overhauls, and another amount for maintenance expenses.

Government Regulation

 Before we can transport  passengers for hire we must obtain authorization under
Part 135 of the Federal Aviation Regulations. Part 135 imposes various requirements relating to aircraft maintenance, pilot training, inspections and maintenance of records, supervision and operations. These rules have as their purpose the safety of the flying public. If we don't follow all the requirements of Part 135, the FAA will ground the aircraft. The FAA is continually striving to improve aviation safety, and it will from time to time impose or modify regulations or how they are interpreted. Although the FAA can and does evaluate the economic impact of changes in regulations, it views safety as paramount and the FAA could adopt or change rules to the extent that it renders our business not economically feasible.

 The aircraft will be based at Orange County, where there are strict noise limitations and a night curfew. Other airports can have similar restrictions. If the aircraft is operated correctly it will satisfy those requirements, but violation can bring fines or even the banishment of the violating aircraft from the affected airport.

 The Department of Transportation will need to be satisfied that Albion is financially able to carry on its business. Generally three month's operating expenses must be on hand. We believe our financial operating plan exceeds DOT requirements.

 We expect to begin the approval process with the FAA and DOT in 2002 and expect that about six months and $10,000 in expenditures will be required for this process.

Competition

 In general, we will compete with other modes of transport in a traveling distance of 100 miles to 400 miles. For smaller distances, automobile transport is less costly and the time and comfort difference is minimal. For large distances jet travel is as or nearly as economical and the time difference is greater. Our main competition is commercial scheduled airline carriers. The competition advantage of charter aircraft has in its ability to fly on demand, on the customer's own schedule, with better comfort and prestige, and to be able to fly to smaller airports where there is little or no scheduled service.

 Within the charter industry itself we have five competitors known to us at Orange County Airport. They all have more operating history and may likely be better financed. Charter operations compete on price, level of service availability, in increasing order or importance. We think by making our aircraft available we will be able to acquire enough business.

Employees

 As is typical in the industry we will pay pilots and maintenance personnel on any hourly basis. We think we can find personnel without difficulty, but it's possible that it will be increasingly difficult to find experienced pilots if commercial airlines continue to expand hiring. The rate of compensation is subject to pilot availability and could increase to an amount we can't afford. The two officers serve without compensation at this time and will only devote part time to the business until warranted by business.

Item 2.   DESCRIPTION OF PROPERTY

 It is not necessary for us to have dedicated office space. We are using the office space of our president. Since sales will be effected through brokers, all that is needed is telephone availability and a place to keep records and a checkbook. The amount of space is minimal.


Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                                      PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Our common stock has never been traded. As of December 31, 2001, there were approximately 112 record holders of common stock.

 There are no warrants or options outstanding and no registration rights have been granted. At the present time all 1,000,000 shares outstanding are eligible to be sold under Rule 144, subject to volume limitations (10,000 shares each 90 days) by each individual who is an "affiliate," which includes any director or executive officer, or otherwise as defined under Rule 144.

         Albion has not paid any dividends on its common stock. Albion currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.


Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             We have made a plan of operations for fiscal 2002. Obtaining the 135 permit will cost $10,000, primarily for consultants to write manuals for operating procedures. We plan to market our charter services primarily to charter brokers or via the internet. Although using brokers reduces our profitability, its more cost effective than employing our own marketing department, and most charter operations rely on brokers. The variable costs of operation include fuel, oil and crew labor, which will be paid solely from charter revenues. Crew will be hired on an hourly basis, as needed when flights commence. The hourly operating costs are widely understood to be as follows:

                  Crew 1 pilot                                              $ 40
                  Fuel - 10 gallons per hour at $2.50 per gallon              25
                  Oil - 1 quart per hour at $2.00 per quart                    2
                  Air frame and Avionics - Parts Reserve                      10
                  Engine Reserve (1 engines)                                  10


                  TOTAL                                                     $ 87

         The price of charter flights are based upon hourly usage. In Southern California the hourly charter rate for the Aircraft is about $200.00, less a brokerage commission of 10%. The resulting operating profit per hour is $113.00. Since annual fixed costs are estimated to be $12,000 per year, the projected break even point is 106 hours flown per year.

         The above assumptions are based upon current prices. The most volatile cost is fuel. Fuel prices are at a record high in 2002 but they could go still higher. If they do our profitability could be adversely affected. We don't intend to engage in hedging for fuel prices while we only operate one aircraft.

         Another assumption we have made is on maintenance expenses. We have budgeted $6,000 for annual maintenance. However, we can't forecast future maintenance expenses.

         Other factors can also adversely affect operations. There has been an abundant supply of pilots in the past. However, many airline pilots are near retirement age and a pilot shortage could develop as commuter airlines hire qualified pilots. Mechanical problems can delay or ground flights. Waiting for parts or maintenance personnel can also ground the aircraft. Weather is generally good in the our planned area of operations but bad weather can delay or cancel flights. Also, currently Orange County Airport is closed to takeoffs and landings from 11:00 pm to 7:00 am. This could limit flights.

         The aircraft was acquired December 2001 from an unrelated party. The purchase price was $45,000, paid $4,500 in cash and the rest in debt financing from Red River Bank. The loan is payable over 7 years in monthly installments of $628, and the interest rate is 7.9%. Mr. Hand guaranteed the loan which financed the purchase of the aircraft. As of December 31, 2000 the amount owed on the loan was $40,400. In the event Albion defaults on the loan, Mr. Hand would be personally liable for any unpaid balance, and he might have the right as guarantor to take possession of or sell the aircraft.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to selection and purchase of an aircraft, aircraft maintenance, and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, to the effect that there is substantial doubt about Albion's ability to continue as a going concern. The factors for this assessment include our lack of operating history or current revenues, the nature of our business as a start up business, management's limited experience and our limited funds Management believes that the funds raised by this offering and funds provided by the majority shareholder will be sufficient to ensure viability of the enterprise for at least 18 months following completion of this offering. However, risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

Item 7.  FINANCIAL STATEMENTS

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The member of the Board of Directors of Albion serve until the next annual meeting of stockholders, or until his successors have been elected. The officer serves at the pleasure of the Board of Directors. The following is the director and executive officer of Albion.

            Jehu Hand, age 45, has been President and Chief Financial Officer of Albion since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers, Inc. SoCal Securities will not participate in the offering of the common stock, does not make a market in the securities of any company and will not make a market in Albion's common stock. Mr. Hand was formerly a director and president of Las Vegas Airlines, Inc., a Delaware corporation. In 1998 Las Vegas Airlines purchased a controlling interest in Las Vegas Airlines, Inc., a Nevada corporation, engaged in Part 135 operations in Las Vegas. Shortly after the acquisition Mr. Hand discovered that significant liabilities of the Nevada company had not been disclosed that its liabilities greatly exceeded its assets, and that its costs of doing business exceeded market price for its flights and decided it was necessary to discontinue operations. Accordingly, in mid December 1998 Las Vegas Airlines, Inc. notified the FAA that it would discontinue all flight operations effective immediately. At this time the fleet of leased planes was returned to the lessor, and receivables were used to pay obligations to employees. Mr. Hand was never involved in the day to day operations of the Nevada subsidiary.

            Kimberly Peterson, age 35, has been corporate secretary since October 2000. She is self employed as a legal secretary. Prior to July 1999 she was employed by Hand & Hand for more than five years.

Item 10. EXECUTIVE COMPENSATION

            The following table sets forth the cash compensation of Albion's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to Albion of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to the listed individual that are extended in connection with the conduct of Albion's business. The value of any benefits listed below cannot be precisely determined, but the executive officers named below did not receive any other similar compensation in the years set forth below.


                                            Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION



    Name and                                                   Other Annual          Awards     Payouts         All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              Restricted         Options/ LTIP
                                                                              Stock ($) SARs(#)Payouts ($)



 Jehu Hand                 2001              $0              0                0       0         0          0       0
 President and CFO         2000               0              0                0       0         0          0
                           1999               0              0                0       0         0          0       0



Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information relating to the beneficial ownership of Albion common stock as of March 31, 2002 by (I) each person known by Albion to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Albion's directors and executive officers.


                                                                           Percentage
    Name and Address(1)                        Common Stock

    Jehu Hand                                    815,800(2)                     80.1%
    24351 Pasto Road, #B
    Dana Point, California 92629

    Kimberly Peterson                                93,850                      9.4%
    18776 Fairfax Lane
    Huntington Beach, California 92648

    All officers and directors
    as a group (2 persons)                       909,650(2)                     89.4%

(1) Unless otherwise noted below, Albion believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by the listed person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by the listed person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Includes 15,800 shares held of record by Brighton Capital, Inc., a corporation controlled by Mr. Hand, and 800,000 shares held by Ecco Petroleum Family Limited Partnership which i controlled by Mr. Hand.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            From time to time Mr. Hand has advanced general administrative operating expenses of Albion of less than $5,000 per year, and these amounts have been classified as related party payables. The amount of $1,249 was contributed to capital by Mr. Hand upon completion of the 2001 initial public offering. Those expenses related to the purchase and maintenance of aircraft and other expenses of the operating subsidiary, Svetlana Aviation, have been accounted for as contributions to capital, and were $500, $40,063 and $41,770, for the years ended December 31, 2001, 2000 and 1999, respectively. Mr. Hand's contributions have consisted only of cash.

            Albion acquired a Cessna 421B in December 1998 from an unrelated party, an aircraft broker in Mississippi. The purchase price was $159,400, paid $16,000 in cash and $143,900 in debt financing from Greentree Financial. The loan is payable over 7 years in monthly installments of $2,297, and the interest rate is 8.75%. Mr. Hand guaranteed the loan which financed the purchase of the aircraft. The Aircraft was sold in January 2002. In December we bought a Mooney aircraft, for $45,000. Mr. Hand also guaranteed the loan of $40,050 and he loaned the $4,500 down payment (subsequently repaid to him in January, 2002). In the event Albion defaults on the loan, Mr. Hand would be personally liable for any unpaid balance, and he might have the right as guarantor to take posession of or sell the aircraft.


                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.  The following exhibits of the Company are included herein.

         Exhibit No.       Document Description


3.       Certificate of Incorporation and Bylaws

         3.1.     Articles of Incorporation(1)
         3.2      Articles of Amendment(1)
         3.3      Bylaws(1)

10.      Material Contracts

         10.1     Loan Agreement with Greentree Financial(2)
         10.2     Funding Agreement between Jehu Hand and the Issuer(2)

21. Subsidiaries of the small business issuer-Svetlana Aviation, a Nevada corporation, is the only subsidiary.
         It does business under the name Svetlana Aviation.


(1)      Filed with original registration statement, file no. 333-46672.
(2)      Filed with amendment no. 1.

         (b)      Reports on Form 8-K.

                  Not Applicable.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 29, 2001.


                                                           ALBION AVIATION, INC.


                                                           By: /s/Jehu Hand
                                                            President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 29, 2001.



By:     /s/ Jehu Hand                 President, Secretary, Chief Financial
                                             Officer and Director

ALBION AVIATION, INC.
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2001 and 2000






                                                                                     ALBION AVIATION, INC.
                                                                             (A Development Stage Company)
                                                                                                     Index

-------------------------------------------------------------------------------------------------------------------



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

--------------------------------------------------------------------------------

                       INDEPENDENT AUDITORS' REPORT









To the Board of Directors of
Albion Aviation, Inc.


We have audited the accompanying consolidated balance sheet of Albion Aviation, Inc. and Subsidiary, (a development stage company) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and the cumulative amounts from April 20, 1994 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albion Aviation, Inc. and Subsidiary, (a development stage company) as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and cumulative amounts from April 20, 1994 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

































Salt Lake City, Utah
April 11, 2002


                                                                                     ALBION AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                                Consolidated Balance Sheet

                                                                                         December 31, 2000
-------------------------------------------------------------------------------------------------------------------





              Assets

Current assets:
     Cash                                                                               $              642
     Aircraft held for sale                                                                         20,000
                                                                                        ------------------

                  Total current assets                                                              20,642
                                                                                        ------------------

Aircraft, net of accumulated depreciation of $87,834                                               117,266
                                                                                        ------------------

                  Total assets                                                          $          137,908
                                                                                        ------------------



              Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                   $            2,366
     Related party payables                                                                          4,490
     Current portion of long-term debt                                                              29,772
                                                                                        ------------------

                  Total current liabilities                                                         36,628
                                                                                        ------------------

Long-term debt                                                                                     106,679
                                                                                        ------------------

Stockholders' deficit:
     Preferred stock; $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                                      -
     Common stock; $.001 par value; 20,000,000
       shares authorized; 1,018,000 shares issued
       and outstanding                                                                               1,018
     Additional paid-in capital                                                                    204,488
     Deficit accumulated during the
       development stage                                                                          (210,905)
                                                                                        ------------------

                  Total stockholders' deficit                                                       (5,399)
                                                                                        ------------------

                  Total liabilities and stockholders' deficit                           $          137,908


                                                                      Consolidated Statement of Operations



--------------------------------------------------------------------------------





                                                                                            Cumulative
                                                          Years Ended December 31,           Amounts
                                                                                              Since
                                                     -----------------------------------
                                                            2001             2000           Inception
                                                     -----------------------------------------------------

Revenue                                              $                 $  -             $  -                 -
                                                     -----------------------------------------------------

Costs and expenses:
     General and administrative expenses                         45,959           33,126           142,209
     Loss on impairment of aircraft                                                    -            35,000
       held for sale                                             35,000
     Interest expense                                             9,901           10,539            33,696
                                                     -----------------------------------------------------

                                                                 90,860           43,665           210,905
                                                     -----------------------------------------------------

Loss before income taxes                                        (90,860)         (43,665)         (210,905)

Income tax benefit                                                    -                -                 -
                                                     -----------------------------------------------------

Net loss                                             $          (90,860$         (43,665$         (210,905)
                                                     -----------------------------------------------------

Loss per share - basic and diluted                   $              (.0$)              (.04)

                                                     -----------------------------------

Weighted average common shares -                              1,012,000        1,000,000
  basic and diluted
                                                     -----------------------------------




--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                  F-4



                                                                                     ALBION AVIATION, INC.
                                                                             (A Development Stage Company)

                                                  Consolidated Statement of Stockholders' (Deficit) Equity

                                                                        April 20, 1994 (Date of Inception)
                                                                                 Through December 31, 2001
-------------------------------------------------------------------------------------------------------------------



                                                                                      Deficit
                                                                                    Accumulated
                                                                        Additional  During the
                               Preferred Stock        Common Stock        Paid-In   Development
                             -------------------------------------------
                              Shares    Amount      Shares     Amount     Capital      Stage        Total
                             --------------------------------------------------------------------------------

Balance, April 20, 1994              -$            -        -$          $ -        $   -        $     -          -

Shares issued for cash
  ($.001 per share)                  -          -   1,000,000      1,000         15            -        1,015

Net loss                             -          -           -          -          -         (144)        (144)
                             --------------------------------------------------------------------------------

Balance, December 31, 1994           -          -   1,000,000      1,000         15         (144)         871

Net loss                             -          -           -          -          -         (338)        (338)
                             --------------------------------------------------------------------------------

Balance, December 31, 1995           -          -   1,000,000      1,000         15         (482)         533

Net loss                             -          -           -          -          -         (320)        (320)
                             --------------------------------------------------------------------------------

Balance, December 31, 1996           -          -   1,000,000      1,000         15         (802)         213

Net loss                             -          -           -          -          -         (314)        (314)
                             --------------------------------------------------------------------------------

Balance, December 31, 1997           -          -   1,000,000      1,000         15       (1,116)        (101)

Contributions to capital             -          -           -          -     30,909            -       30,909

Net loss                             -          -           -          -          -      (18,470)     (18,470)
                             --------------------------------------------------------------------------------

Balance, December 31, 1998           -          -   1,000,000      1,000     30,924      (19,586)      12,338

Contributions to capital             -          -           -          -     41,770            -       41,770

Net loss                             -          -           -          -          -      (56,794)     (56,794)
                             --------------------------------------------------------------------------------

Balance, December 31, 1999           -          -   1,000,000      1,000     72,694      (76,380)      (2,686)

Contributions to capital             -          -           -          -     40,063            -       40,063

Net loss                             -          -           -          -          -      (43,665)     (43,665)
                             --------------------------------------------------------------------------------

Balance, December 31, 2000           -$            -1,000,000$     1,000$   112,757$    (120,045$      (6,288)

Shares issued for cash
  ($5 per share)                     -          -      18,000         18     89,982            -       90,000

Contributions to capital             -          -           -          -      1,749            -        1,749

Net loss                             -          -           -          -          -      (90,860)     (90,860)
                             --------------------------------------------------------------------------------

Balance, December 31, 2001           -$            -1,018,000$       1,01$  204,488$    (210,905$      (5,399)
                             --------------------------------------------------------------------------------


--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                    F-5


                                                                                     ALBION AVIATION, INC.
                                                                             (A Development Stage Company)

                                                                      Consolidated Statement of Cash Flows


-------------------------------------------------------------------------------------------------------------------



                                                                                            Cumulative
                                                                                             Amounts
                                                          Years Ended December 31,            Since
                                                     -----------------------------------
                                                            2001             2000           Inception
                                                     -----------------------------------------------------

Cash flows from operating activities:
     Net loss                                        $          (90,860$         (43,665$         (210,905)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                           26,650           26,650            88,849
         Loss on impairment of aircraft
            held for sale                                        35,000                -            35,000
         Increase in
              Accounts payable                                    2,366                              2,366
              Related party payables                              3,241              148             4,490
                                                     -----------------------------------------------------

                  Net cash used in
                  operating activities                          (23,603)         (16,867)          (80,200)
                                                     -----------------------------------------------------

Cash flows from investing activities:
     Purchase of aircraft                                        (4,790)               -           (20,690)
     Purchase of aircraft held for sale                         (55,000)               -           (55,000)
     Organization costs                                               -                -            (1,015)
                                                     -----------------------------------------------------

                  Net cash used in
                  investing activities                          (59,790)               -           (76,705)
                                                     -----------------------------------------------------

Cash flows from financing activities:
     Principal payments on long-term debt                       (15,263)         (15,647)          (47,959)
     Contributions to capital                                     1,749           40,063           114,491
     Issuance of common stock                                    90,000                -            91,015
                                                     -----------------------------------------------------

                  Net cash provided by
                  financing activities                           76,486           24,416           157,547
                                                     -----------------------------------------------------

(Decrease) increase in cash                                      (6,907)           7,549               642

Cash, beginning of period                                         7,549                -                 -
                                                     -----------------------------------------------------

Cash, end of period                                  $              642$           7,549$              642
                                                     -----------------------------------------------------



-------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                            F-6

                                                 ALBION AVIATION, INC.
                                     (A Development Stage Company)



--------------------------------------------------------------------------------



                        Notes to Consolidated Financial Statements

                                        December 31, 2001 and 2000
------------------------------------------------------------------------------


1.   Organization
     and
     Summary of
     Significant
     Accounting
     Policies
Organization
The Company was organized under the laws of the state of Delaware on April 18, 1994 (date of inception). The Company has not commenced planned principal operations and purposes to seek business ventures which will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7. Its principal activities since inception have consisted of the offer and sale of common stock and the purchase of commercial aircraft, financed by long-term debt. The Company intends to engage in the charter air carrier business. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Principles of Consolidation
The consolidated  financial  statements include the accounts of the Company, and
its  consolidated   subsidiary.   All  significant   intercompany  balances  and
transactions have been eliminated.


Cash and Cash Equivalents
Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.


Aircraft
The Company's aircraft is carried at cost. Maintenance and repairs, including overhauls, are charged to operating expenses as they are incurred. The aircraft is depreciated on a straight-line basis over the estimated useful lives, ranging from 6 to 12 years.


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



--------------------------------------------------------------------------------

                                          ALBION AVIATION, INC.
                              (A Development Stage Company)


                                Notes to Consolidated Financial Statements
                                                       Continued

-------------------------------------------------------------------------------



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


The Company intends to fund start-up costs during the next twelve months with capital contributions from related parties and proceeds from the sale of equity securities (see note 7), however, such related parties are not obligated under any agreement to contribute such funds, and there is no guarantee that the Company will be successful in raising equity capital through its offering of common stock.


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


3.   Long-term
     Debt
In October 1998, the Company entered into a note agreement, with a financing company, in the amount of $143,900, due in monthly installments of $2,297, including interest at 8.75%, secured by aircraft and a personal guarantee of an officer of the Company, maturing in November 2005. The total loan proceeds and cash of $16,000 were used to purchase used aircraft for a total purchase price of $159,900. The note balance outstanding at December 31, 2001 was $95,941. Subsequent to year end, the Company sold the aircraft securing this note and used the proceeds to retire the note.


-------------------------------------------------------------------------------

                                             ALBION AVIATION, INC.
                                     (A Development Stage Company)


                             Notes to Consolidated Financial Statements
                                           Continued

-------------------------------------------------------------------------------



3.   Long-term
     Debt
     Continued
In December 2001, the Company entered into a note agreement, with a financing company, in the amount of $40,410, due in monthly installments of $628, including interest at 7.9%, secured by aircraft and a personal guarantee of an officer of the Company, maturing in January 2009. The total loan proceeds and cash of $4,690 were used to purchase used aircraft for a total purchase price of $45,200. The note balance outstanding at December 31, 2001 was $40,410.


Future maturities of the note payable are as follows:


Years Ending December 31:                                      Amount
                                                          -----------------

     2002                                                 $          29,772
     2003                                                            27,062
     2004                                                            29,483
     2005                                                            29,824
     2006                                                             6,090
     Thereafter                                                      14,220
                                                          -----------------

                                                          $         136,451
                                                          -----------------


4.   Income
     Taxes
The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                                               Cumulative
                                           Years Ended          Amounts
                                          December 31,           Since
                                    -------------------------
                                        2001         2000      Inception
                                    ---------------------------------------

Income tax benefit at statutory
  rate                              $      19,000$      7,000$       42,000
Change in estimated rate                    9,000           -             -
Change in valuation allowance             (28,000)     (7,000)      (42,000)
                                    ---------------------------------------

                                    $           -$           $-             -
                                    ---------------------------------------



--------------------------------------------------------------------------------

                                            ALBION AVIATION, INC.
                                         (A Development Stage Company)


                                 Notes to Consolidated Financial Statements
                                                   Continued

-------------------------------------------------------------------------------




4.   Income
     Taxes
     Continued
Deferred tax assets are as follows:


                                  December 31,
                                                          -----------------
                                                                2001
                                                          -----------------

Operating loss carryforwards                              $          39,000
Depreciation                                                         (4,000)
Impairment of aircraft                                                7,000
Valuation allowance                                                 (42,000)
                                                          -----------------

                                                          $                 -
                                                          -----------------



The Company has net operating loss carryforwards of approximately $198,000, which begin to expire in the year 2009. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized. No tax benefit has been reported in the financial statements, because the Company believes it is more likely than not that the deferred tax asset will not be realized. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


5.   Related
     Party
     Transactions
At December 31, 2001 and 2000,  the Company  owed the  Company's  president  and
majority  shareholder  $4,490  and  $1,249,   respectively.   The  advances  are
unsecured, non-interest bearing and have no specific repayment terms.


During   the   years   ended   December   31,   2001  and  2000  the   Company's
president/majority shareholder made capital contributions of cash of $1,749 and $40,063, respectively.


6.   Supplemental
     Cash Flow
     Information
During the year ended December 31, 2001, the Company purchased an aircraft with a note payable of $40,410.


--------------------------------------------------------------------------------

                                      ALBION AVIATION, INC.
                                         (A Development Stage Company)


                                 Notes to Consolidated Financial Statements
                                                 Continued

--------------------------------------------------------------------------------




6.   Supplemental
     Cash Flow
     Information
     Continued
Actual amounts paid for interest and income taxes are as follows:


                                   Cumulative
                                     Amounts
                            Years Ended December 31,           Since
                       -----------------------------------
                             2001              2000          Inception
                       ---------------------------------------------------

Interest               $           9,901$           10,539$         33,696
                       ---------------------------------------------------

Income taxes           $                $-               -$                -
                       ---------------------------------------------------



7.   Public
     Offering
In February 2001, the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. In connection with this offering, the Company sold 18,000 shares of its common stock, $.001 par value, at an offering price of $5.00 per share with net proceeds of $90,000 received during May 2001.


8.   Recent
     Accounting
     Pronounce-
     ments
In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company will assess how the adoption of SFAS 141 will effect the recording of any future acquisitions.


--------------------------------------------------------------------------------

                                        ALBION AVIATION, INC.
                                  (A Development Stage Company)


                         Notes to Consolidated Financial Statements
                                              Continued

-------------------------------------------------------------------------------


8.   Recent
     Accounting
     Pronounce-
     ments
     Continued
The Financial Accounting Standards Board (FASB) recently issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Management does not believe the adoption of Statement 143 will have a material effect on its financial statements.


The Financial Accounting Standards Board (FASB) recently issued FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of Statement 144 will have a material effect on its financial statement.


9.   Subsequent
     Event
In January 2002, the Company sold an aircraft for $115,000 for an approximate gain of $43,000.


In March 2002, the Company sold the aircraft held for sale for $20,000 and recognized no gain or loss.


--------------------------------------------------------------------------------