Form 10KSB
period 2002-03-31
ALBION AVIATION INC
filed 2002-05-14
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       1,018,000
----------------------------------                        --------------------
Title of Class                                    Number of Shares outstanding
                                                              at March 31, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheet


                                                             December 31,               March 31,
                                                                 2001                     2002


Assets

Current assets:
         Cash                                                       $    642                 $4,622
         Aircraft held for sale                                       20,000                       --
         Employee advances                                                --                   18,910

                  Total current assets                                20,642                   23,532
Aircraft, net of accumulated
depreciation of $87,834 and $1,875                                   117,266                   43,125


         Total Assets                                     $          137,908       $           66,657



Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                 $            2,366       $            1,497
         Related party payables                                        4,490                       --
         Current portion of
           long-term debt                                             29,772                    4,593


         Total current liabilities                                    36,628                    6,090

Long-term debt                                     106,879                   34,725

Stockholders' deficit:

         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                    --                       --
         Common stock; $.001 par value;
         20,000,000 shares authorized;
         1,018,000 shares issued and
         outstanding                                                   1,018                    1,018
Additional paid-in capital                                           204,488                  204,488
Deficit accumulated during the
development stage                                         (210,905)                (179,663)


         Total stockholders'
                   equity (deficit)                       $          (5,399)       $           25,843
         Total liabilities and
         stockholders' deficit                            $          137,908       $           66,657



                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                              Three Months Ended                       Cumulative
                                                   March 31,                          Amounts Since
                                        2002                     2001                   Inception



Revenue                           $              --       $               --       $               --

Costs and expenses:
 General and
 administrative
 expenses                    7,911                   9,540                  150,120

 Interest expense              822                   3,296                   34,518


                                  $           8,733       $           12,836       $          184,638

Gain(loss) on sale
 of assets                                   39,975                       --                    4,975

Gain (loss) before
income taxes                      $          31,242       $         (12,836)       $        (179,663)

Income taxes - current          --                      --                       --

Net loss                          $          31,242       $         (12,836)       $        (179,663)



Gain (loss) per share -
basic and diluted $            .01                $  (.01)                 $     --

Weighted average common
shares - basic and
diluted                                   1,018,000                1,000,000                       --
















                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows


                                              Three Months Ended                       Cumulative
                                                   March 31,                          Amounts Since
                                        2002                     2001                   Inception



Cash flows from operating activities:
 Net income (loss)                $          31,242       $         (12,836)       $        (179,663)
Adjustments to
reconcile net loss
to net cash used in
operating activities:
 Depreciation and
   amortization              1,875                   6,662                   90,724
 Increase in accounts
   payable                   (869)                      --                    1,497
 Loss on impairment of aircraft
      held for sale                                                                            35,000
 Increase in related
   party payables          (4,490)                   5,000                       __
 Net cash used in
   operating activities           27,758                  (1,174)                  (52,442)
Cash flows from investing activities:
 Purchase
  of aircraft                   __                      --                         (20,690)
 Purchase of aircraft
  held for sale                 --                      --                  (55,000)
 Sale of
  aircraft                  92,266                                           92,266
 Organization costs             --                      --                         (1,015)
 Net cash used in
  investing activities            92,266                  --                       15,561
Cash flows from financing activities:
 Principal payments on
   long-term debt                 (97,134)                (6,006)                  (145,093)
 Contributions to capital       --                      __                  114,491
 Issuance of common stock       --                      --                   91,015
 Increase in
   employee advances      (18,910)                                          (18,910)
 Net cash (used in) provided by
   financing activities           (116,044)               (6,006)                  41,503
Net (decrease) increase
in cash                                       3,980                  (7,180)                    4,622
Cash, beginning of period      642                   7,549                       --
Cash, end of period               $           4,622       $              369       $            4,622




                       See   accompanying   notes  to   consolidated   financial
statements.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                Notes to Consolidated Financial Statements

                                              March 31, 2002


1.        Interim Financial Statements

 The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001.

 Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

2.        Related Party Transactions

 At March 31, 2002 and December 31, 2001, the Company owed the Company's president and majority shareholder $0 and $4,490, respectively. The advances are unsecured, non-interest bearing and have no specific repayment terms. At March 31, 2002, this individual owed $18,910 advanced to him on an unsecured basis and the amount is to be repaid on or before December 31, 2002, without interest.

3.        Public Offering

 In February 2001, the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 50,000 shares of common stock for sale at $5.00 per share. In May 2001 18,000 shares of common stock were sold for net proceeds of $90,000.

3.        Sale of Aircraft

 In January 2002 the Company sold a Cessna aircraft for $120,000, for a gain of $39,975. In March 2002 the Company sold the aircraft held for sale for $20,000 and recognized no gain or loss.

4.        Supplemental Cash Flow information

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

 In the quarters ended March 31, 2002 and 2001 the Company paid cash of $822 and $3,396, respectively, for interest. No amount was paid for taxes in either quarter.

5.        Long-term Debt

 In December 2001, the Company entered into a note agreement, with a financing company, in the amount of $40,410, due in monthly installments of $628, including interest at 7.9%, secured by aircraft and a personal guarantee of an officer of the Company, maturing in January 2009. The total loan proceeds and cash of $4,690 were used to purchase used aircraft for a total purchase price of $45,200. The note balance outstanding at March 31, 2002 was $39,317.

Future maturities of the note payable are as follows (2002 information includes amounts paid in first quarter 2002:

Years Ending December 31:                                      Amount
                                                          -----------------

 2002                                                                $4,503
 2003                                                                 4,872
 2004                                                                 5,271
 2005                                                                 5,703
 2006                                                                 6,171
 Thereafter                                                          13,890
                                                          -----------------

                                                                    $40,410
                                                          -----------------


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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to selection and purchase of an aircraft, aircraft maintenance, and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, to the effect that there is substantial doubt about Albion's ability to continue as a going concern. The factors for this assessment include our lack of operating history or current revenues, the nature of our business as a start up business, management's limited experience and our limited funds Management believes that the funds raised by this offering and funds provided by the majority shareholder will be sufficient to ensure viability of the enterprise for at least 18 months following completion of this offering. However, risks inherent in the business as discussed under the caption "Risk Factors" in our December 31, 2001 10-KSB may affect the outcome of Management's plans.

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


                                                     ALBION AVIATION, INC.



Date:  May 13, 2002                                  By:/s/ Jehu Hand
                                                          Jehu Hand,
                                                          President   and  Chief
                                                          Financial      Officer
                                                          (chief       financial
                                                          officer and accounting
                                                          officer    and    duly
                                                          authorized officer)