Form 10QSB
period 2002-06-30
ALBION AVIATION INC
filed 2002-08-15
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                     1,018,000
----------------------------------                        ---------------------
Title of Class                                    Number of Shares outstanding
                                                               at June 30, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheet

                                                             December 31,               June 30,
                                                                 2001                     2002


Assets

Current assets
         Cash                                                              $    642                 $  572
         Aircraft held for sale                                       20,000                       --
         Employee advances                                                --                   18,910


         Total Current Assets                             $           20,642       $           19,482

Aircraft, net of accumulated
 depreciation of $87,834 and $3,750                                  117,266                   41,250



         Total Assets                                     $          137,908       $           60,732



Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                 $            2,366       $            1,497
         Related party payables                                        4,490                       --
         Current portion of
           long-term debt                                             29,772                    4,684


         Total current liabilities                                    36,628                    6,181

Long-term debt                                     106,679                   33,519

Stockholders' deficit:
         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                    --                       --

         Common stock; $.001 par value;
         20,000,000 shares authorized;
         1,018,000 and 1,018,000 shares
         issued and outstanding                                        1,018                    1,018

Additional paid-in capital                                           204,488                  204,488

Deficit accumulated during the
development stage                                         (210,905)                (184,474)



         Total stockholders' deficit                      $          (5,399)       $           21,032

         Total liabilities and
         stockholders' deficit                            $          137,908       $           60,732




                       See   accompanying   notes  to   consolidated   financial
statements.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                                                                               Cumulative
                                              Three Months Ended        Six Months Ended         Amounts
                                                   June 30,                 June 30,              Since
                                             2002          2001         2002         2001        Inception



Revenue                                      $--          $ --          $--          $ --        $--

Costs and expenses:
     General and administrative
              expenses                           4,042        9,297         12,053       18,837      153,048
     Loss on impairment of aircraft
                                          held for sale                                                              35,000

     Interest expense                             769        2,385         1,592        5,681      36,502


                                                       $     4,811   $    11,682  $    13,645   $  24,518 $ 224,550

Gain (loss) on sale of assets             $        --  $        --   $    40,076  $        --   $  40,076

(Loss) before income taxes                $   (4,811)  $  (11,682)   $    26,431  $  (24,518)   $(184,474)

Income taxes - current                             --           --            --           --          --

Net loss                                            $  (4,811)       $  (11,682)  $  (26,431)   $(24,518) $        (184,474)



Loss per share -
basic and diluted                         $     (.01)  $     (.01)   $       .02  $     (.02)

Weighted average common
shares - basic and diluted                  1,018,000    1,012,000     1,018,000    1,006,000

















                       See   accompanying   notes  to   consolidated   financial
statements.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows

                                                                                               Cumulative
                                                                        Six Months Ended         Amounts
                                                                            June 30,              Since
                                                                        2002         2001        Inception



Cash flows from operating activities:

     Net Gain (loss)                                                 $    26,431  $  (24,518)   $(184,474)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                         3,750       13,325      91,599
     Gain on sale of aircraft                                           (40,076)                 (40,076)
     Loss on impairment of aircraft
       held for sale                                                                               35,000
     (Decrease) increase in accounts
                                          payable                          (869)                  1,497
     (Decrease) increase in related
                                          party receivables              (18,910)                 (18,910)
     (Decrease) Increase in related
                                          party payables                 (4,490)       --                --
     Net cash used in
       operating activities                                             (34,164)     (11,193)   (115,364)

Cash flows from investing activities:

     Purchase of aircraft                                                     --       55,000    (20,690)
     Proceeds from sale of aircraft held for sale                          20,000      --          20,000
     Proceeds from sale of aircraft                                      112,142       --         112,142
     Organization costs                                                       --           --     (1,015)
     Purchase of aircraft held for sale                                                        (55,000)
     Net cash used in
       investing activities                                              132,142     (55,000)    (55,437)

Cash flows from financing activities:

     Principal payments on long-term debt                       (98,048)       (10,628)          (145,007)
     Contributions to capital                                             98,048           --     114,491
     Issuance of common stock                                                 --       90,000      91,015
     Net cash (used in) provided by
       financing activities                                             (98,048)       79,372      60,499

Net (decrease) increase in cash                                                 (70)         13,179      572

Cash, beginning of period                                                    642        7,549          --

Cash, end of period                                                  $       572  $    20,728   $     572

                       See   accompanying   notes  to   consolidated   financial
statements.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                Notes to Consolidated Financial Statements

                                               June 30, 2002


1.   Interim Financial Statements

     The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001.

     Reference is made to the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2002.

2.   Related Party Transactions

     At June 30, 2002 and December 31, 2001, the Company owed the Company's president and majority shareholder $0 and $4,490, respectively. The advances are unsecured, non-interest bearing and have no specific repayment terms. At June 30, 2002, this individual owed $18,910 advanced to him on an unsecured basis and the amount is to be repaid on or before December 31, 2002, without interest. Subsequent to June 30, 2002 the individual casued a corporation controlled by him to transfer title to certain developed real estate in satisfaction of this debt.

3.   Sale of Aircraft

     In January 2002 the Company sold a Cessna aircraft for $120,000, for a gain of $40,076. In March 2002 the Company sold the aircraft held for sale for $20,000 and recognized no gain or loss.

4.   Supplemental Cash Flow information

     In the six months ended June 30, 2002 and 2001 the Company paid cash of $1,592 and $5,681, respectively, for interest. No amount was paid for taxes in either quarter.

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

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

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


                                                     ALBION AVIATION, INC.



Date:  August 14, 2002                                    By:/s/ Jehu Hand
                                                          Jehu Hand,
                                                          President   and  Chief
                                                          Financial      Officer
                                                          (chief       financial
                                                          officer and accounting
                                                          officer    and    duly
                                                          authorized officer)