Form 10KSB/A
period 2001-12-31
ALBION AVIATION INC
filed 2002-10-15
CIK 1123580

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

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             -----------------

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

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2001:

Common Stock, $.001 Par Value - 1,018,000 Shares

Transitional Small Business Disclosure Format           YES            NO   X

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILEED PURSUANT TO SECTION
 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS: No annual report or proxy statement was sent to security holders.

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

General

 Albion was incorporated in April 1994 in order to engage in the aviation business. Management investigated the industry and decided to engage in the charter airline business in particular, and management also evaluated what kind of aircraft would be most suitable. Beginning in 1987 we started looking for the right aircraft, and finally in October 1998 we acquired by purchase a Cessna 421-B to use in proposed charter operations. In January 2002 we sold the Cessna. Due to the downturn in travel and charter activity, we decided at this time it would be less risky to utilize a smaller aircraft. In December 2001 we purchased a four-seater Mooney aircraft which we will utilize for charter. Mr. Hand, our president, guaranteed the loan. All operations are conducted by Svetlana Aviation, and Albion functions as a holding company. However, for simplicity's sake we refer in this prospectus to the combined enterprise as "Albion."

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