Form 10QSB/A
period 2002-09-30
ALBION AVIATION INC
filed 2002-10-16
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                  FORM 10-QSB/A

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

No exhibits included.


                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                        Consolidated Balance Sheet

                                                             December 31,             September 30,
                                                                 2001                     2002


Assets

Current assets
         Cash                                                              $    642                 $  324
         Aircraft held for sale                                       20,000                       --
         Land                                             --                     --                     --


         Total Current Assets                             $           20,642       $              324

Land                                                      $               --       $           18,910
Aircraft, net of accumulated
 depreciation of $87,834 and $5,625                                  117,266                   39,375



         Total Assets                                     $          137,908       $           58,609



Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                 $            2,366       $            1,497
         Related party payables                                        4,490                    2,000
         Current portion of
           long-term debt                                             29,772                    4,785


         Total current liabilities                                    36,628                    8,282

Long-term debt                                     106,679                   32,188

Stockholders' deficit:
         Preferred stock; $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                                    --                       --

         Common stock; $.001 par value;
         20,000,000 shares authorized;
         1,018,000 and 1,018,000 shares
         issued and outstanding                                        1,018                    1,018

Additional paid-in capital                                           204,488                  204,488

Deficit accumulated during the
development stage                                         (210,905)                (187,367)



         Total stockholders' deficit                      $          (5,399)       $           18,139

         Total liabilities and
         stockholders' deficit                            $          137,908       $           58,609


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

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to selection and purchase of an aircraft, aircraft maintenance, and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, to the effect that there is substantial doubt about Albion's ability to continue as a going concern. The factors for this assessment include our lack of operating history or current revenues, the nature of our business as a start up business, management's limited experience and our limited funds Management believes that the funds raised by this offering and funds provided by the majority shareholder will be sufficient to ensure viability of the enterprise for at least 18 months following completion of this offering. However, risks inherent in the business as discussed under the caption "Risk Factors" in our December 31, 2001 10-KSB may affect the outcome of Management's plans. Item 3. Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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


                                                     ALBION AVIATION, INC.



Date:  October 15, 2002                                   By:/s/ Jehu Hand
                                                          Jehu Hand,
                                                          President   and  Chief
                                                          Financial      Officer
                                                          (chief       financial
                                                          officer and accounting
                                                          officer    and    duly
                                                          authorized officer)

                                              CERTIFICATIONS
I, Jehu Hand, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Albion
Aviation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer