Form 10QSB/A
period 2001-09-30
ALBION AVIATION INC
filed 2003-01-24
CIK 1123580

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

                                        PART II.  OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS  -  None


Item 2.                                   CHANGES IN SECURITIES - None
                                          ---------------------
Use of proceeds from 2001 public offering


     Albion raised $40,000 in May 2001 from the proceeds of a public offering of 18,000 shares, including 15,800 shares purchased by an affiliate. The following is a summary of the use of proceeds:


     Repayment of loan from officer/shareholder             25,000
     (funds originally used to pay aircraft loan payments and general and administrative)

     Purchase of aircraft for resale                                 35,000


     General and administrative expenses                             6,500


     Principal and interest on aircraft loan and            23,500
     other direct aircraft expenses

                                                                  $  90,000



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


                                                     ALBION AVIATION, INC.



Date:  January 24, 2003                             By:/s/ Jehu Hand
                                                          Jehu Hand,
                                                          President   and  Chief
                                                          Financial      Officer
                                                          (chief       financial
                                                          officer and accounting
                                                          officer    and    duly
                                                          authorized officer)