Form 10QSB/A
period 2002-09-30
ALBION AVIATION INC
filed 2003-01-24
CIK 1123580

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                         1,018,000
----------------------------------                       --------------------
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



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Operations


                                                                                               Cumulative
                                              Three Months Ended        Nine Months Ended        Amounts
                                                 September 30,            September 30,           Since
                                             2002          2001         2002         2001        Inception



Revenue                                   $        --  $        --   $        --  $        --   $      --

Costs and expenses:
     General and administrative
                                          expenses   2,239        18,028        14,293       36,865      155,287
     Loss on impairment of aircraft
                                          held for sale                                                      35,000

     Interest expense                             654        2,156         2,245        7,837      37,156


                                                       $   (2,893)   $    20,184  $    16,539   $  44,702 $ 227,443

Gain (loss) on sale of assets             $        --  $        --   $    40,076  $        --   $  40,076


(Loss) before income taxes                $   (2,893)  $  (20,184)   $    23,538  $  (44,702)   $(187,367)

Income taxes - current                             --           --            --           --          --


Net Income (loss)                         $   (2,893)  $  (20,184)   $    23,538  $  (44,702)   $(187,367)



Income (Loss) per share -
basic and diluted                         $     (.01)  $     (.02)   $       .02  $     (.04)

Weighted average common
shares - basic and diluted                  1,018,000    1,018,000     1,018,000    1,010,000

















                       See   accompanying   notes  to   consolidated   financial
statements.



                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

                                   Consolidated Statement of Cash Flows

                                                                                               Cumulative
                                                                        Nine Months Ended        Amounts
                                                                          September 30,           Since
                                                                        2002         2001        Inception


Cash flows from operating activities:

     Net Income (loss)                                               $    23,538  $  (44,702)   $(187,367)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                         5,625       19,987      93,459
     Gain on sale of aircraft                                           (40,076)           --    (40,076)
     Loss on impairment of aircraft
       held for sale                                                          --           --      35,000
     (Decrease) increase in accounts
                                          payable                                 (869)       --         1,497
     (Decrease) increase in related
                                          party receivables                                --          --          (18,910)
     (Decrease) Increase in related
                                          party payables                              (2,490)          --          2,000


     Net cash used in
       operating activities                                             (14,272)     (24,718)    (95,487)



Cash flows from investing activities:

     Purchase of aircraft                                                     --           --    (20,690)
     Purchase of Land                                                   (18,910)                 (18,910)
     Proceeds from sale of aircraft held for sale                         20,000           --      20,000
     Proceeds from sale of aircraft                                      112,142           --     112,142
     Organization costs                                                       --           --     (1,015)
     Purchase of aircraft held for sale                                       --     (55,000)    (55,000)


     Net cash (used in) provided by
       investing activities                                              113,232     (55,000)      36,527


Cash flows from financing activities:

     Principal payments on long-term debt                               (99,278)     (15,363)   (146,870)
     Contributions to capital                                                 --           --     114,491
     Issuance of common stock                                                 --       90,000      91,015


     Net cash (used in) provided by
       financing activities                                             (99,278)       74,637      58,636


Net (decrease) increase in cash                                            (318)      (5,077)         324

Cash, beginning of period                                                    642        7,549          --


Cash, end of period                                                  $       324  $     2,472   $     324


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

2.   Related Party Transactions

     At September 30, 2002 and December 31, 2001, the Company owed the Company's president and majority shareholder $2,000 and $4,490, respectively. The advances are unsecured, non-interest bearing and have no specific repayment terms. At June 30, 2002, this individual owed $18,910 advanced to him on an unsecured basis and the amount is to be repaid on or before December 31, 2002, without interest. In the quarter ended September 30, 2002 the individual caused a corporation controlled by him to transfer title to the Company of certain undeveloped real estate in satisfaction of this debt. This real estate, consisting of approximately .04 acres of flat land on a public street, with a well, was purchased with two other parcels of hilly land approximately 13.5 acres with an old ranch house in 2000 for $819,000. Access to the two hilly parcels is via a public waterway. The value of the property transferred to the Company was not derived by any formal appraisal. It is being used by an officer/shareholder without charge for vehicle storage. The equivalent amount of vehicle storage space in this municipality would cost $4,800 per year. Based on an income approach to appraisal, an $18,910 valuation of this parcel results in a capitalization rate of 3.9, which is low for metropolitan Orange County. Management believes that the value of this property is greatly in excess of $18,910. If the property were rezoned as residential the value would be in excess of $50,000.

3.   Sale of Aircraft

     In January 2002 the Company sold a Cessna aircraft for approximately $122,000 and recognized a gain of $40,076. Net proceeds received after payment of commission were approximately $112,000. In March 2002 the Company sold the aircraft held for sale for $20,000 and recognized no gain or loss.

4.   Supplemental Cash Flow information

     In the nine months ended September 30, 2002 and 2001 the Company paid cash of $2,245 and $7,837 respectively, for interest. No amount was paid for taxes in either quarter.

Item MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION

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

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

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

         The price of charter flights are based upon hourly usage. In Southern California the hourly charter rate for the Aircraft is about $200.00, less a brokerage commission of 10%. The resulting gross profit per hour is $103.00. Since annual fixed costs are estimated to be $12,000 per year, the projected break even point is 117 hours flown per year.

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

         The aircraft was acquired December 2001 from an unrelated party. The purchase price was $45,200, paid $4,790 in cash and the rest in debt financing from Red River Bank. The loan is payable over 7 years in monthly installments of $628, and the interest rate is 7.9%. Mr. Hand guaranteed the loan which financed the purchase of the aircraft. As of September 30, 2002 the amount owed on the loan was $36,973. In the event Albion defaults on the loan, Mr. Hand would be personally liable for any unpaid balance, and he might have the right as guarantor to take possession of or sell the aircraft.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to selection and purchase of an aircraft, aircraft maintenance, and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, to the effect that there is substantial doubt about Albion's ability to continue as a going concern. The factors for this assessment include our lack of operating history or current revenues, the nature of our business as a start up business, management's limited experience and our limited funds Management believes that the funds raised by our 2001 public offering and funds provided by the majority shareholder will be sufficient to ensure viability of the enterprise until at least December 31, 2003, based on $1,000 per month in fixed costs plus $5,000 for licensing). In December 2002 an officer/shareholder orally committed to supply $20,000 for our cash needs, of which $5,000 was contributed in January 2003. We have no other sources of capital or lines of credit. However, risks inherent in the business as discussed under the caption "Risk Factors" in our December 31, 2001 10-KSB may affect the outcome of Management's plans.

                                           ALBION AVIATION, INC.
                                       (A Development Stage Company)

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: January 24, 2003

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer