Form 10KSB
period 2002-12-31
ALBION AVIATION INC
filed 2003-04-17
CIK 1123580

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchang
 Act of 1934

For the fiscal year ended December 31, 2002

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]


For the transition period from                          to

Commission file number 0-50038
CIK 0001123580
                                                ARADYME CORPORATION
                          (Exact name of small business issuer in its charter)

                                               ALBION AVIATION, INC.
                                                   (Former Name)

                         Delaware                                    33-0619254
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

677 East 700 South, Suite 201, American Fork, Utah                     84003

           (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:               (801) 756-9585
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:              None
                                                             ----------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was $313,300.

           The number of shares outstanding of the issuer's classes of Common Stock as of December 31, 2002:

Common Stock, $.001 Par Value - 1,527,000 Shares

Transitional Small Business Disclosure Format           YES            NO   X

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

General

 Aradyme Corporation (formerly Albion Aviation, Inc.) was incorporated in April 1994 in order to engage in the aviation business. Management investigated the industry and decided to engage in the charter airline business in particular, and management also evaluated what kind of aircraft would be most suitable. Beginning in 1997 we started looking for the right aircraft, and finally in October 1998 we acquired by purchase a Cessna 421-B to use in proposed charter operations. In January 2002 we sold the Cessna. Due to the downturn in travel and charter activity, occasioned by the economic downturn in 2001 and the events of September 11, 2001, we decided it would be less risky to utilize a smaller aircraft, and to postpone further development of the business until the effects of September 11 could be evaluated. In December 2001 we purchased a four-seater Mooney aircraft which we intended to utilize for charter. Mr. Hand, our president, guaranteed the loan used to purchase the Mooney aircraft. All operations have ben conducted by Svetlana Aviation, and Albion has functioned as a holding company. However, for simplicity's sake we refer in this report to the combined enterprise as "Albion." We have had no revenues to date. Through December 31, 2002 our cumulative losses were $192,739.

 On March 31, 2003, Albion completed a reorganization with Aradyme Development Corporation (Aradyme), a Nevada corporation, in which, Albion, which had approximately 1.5 million shares issued and outstanding, issued an aggregate of approximately 13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme stockholders. Options to purchase approximately 1.3 million shares of Aradyme common stock at $0.50 per share are being converted into options to purchase the same number of shares of Albion common stock on the same terms. The transaction will be accounted for as a reverse acquisition.

         As a result of the acquisition, Aradyme became a wholly-owned subsidiary of Albion, the president of Aradyme was appointed the president of Albion, and the other current officers and directors of Aradyme will become the officers and directors of Albion, as discussed below. Aradyme's board of directors and management team will continue Aradyme's business as Albion's new operating subsidiary. Albion's new board of directors, consisting of former Aradyme principals, will review whether to attempt to continue to implement the air charter service through its subsidiary, Svetlana Aviation. Albion had previously approved changing its name to Aradyme Corporation upon completion of the reorganization.

         Aradyme was organized in February 2001 as a research and development group for product development and custom programming for clients needing database solutions for business applications. As an outgrowth of its initial activities, in 2002, Aradyme introduced the market to Aradyme TM Database Management System, or DBMS, software technology. The Aradyme DBMS is designed as a user-friendly and cost-effective development platform that Aradyme believes will enable it to establish revenues from:

     o    sales of custom-developed database applications based on Aradyme DBMS;

         o    sales of vertical applications already developed on Aradyme DBMS;

         o sales of Aradyme development licenses for developers and resellers and the resulting ongoing revenue from user licenses required at workstations accessing applications developed or based on the Aradyme DBMS; and
         o training, support, upgrade protection, specialized development modules/tools and consultants.

         The Aradyme DBMS uses a development platform that makes the resulting applications dynamic for the life of the application. With the Aradyme DBMS, even after data has been entered, revisions, additions and enhancements can be made to the application, without loss of data, downtime, or expensive time-consuming rearchitecture of the DBMS.

         Aradyme believes that this is different than current DBMS software that becomes difficult to change after the system is populated with data. With the traditional approach, any future flexibility must generally be anticipated and coded into the DBMS architecture before it is populated with data. If possible future uses or applications are not properly anticipated and incorporated into the initial architecture, subsequent revisions and changes become costly and time-consuming and, in some instances, practicably impossible to implement.

         The Aradyme DBMS is designed to enable the user to revise, add to or enhance the application at any time during its life without the loss or corruption of the data or expensive, time-consuming rearchitecture. In addition, database solutions by different development teams or different companies using Aradyme can be integrated. Aradyme believes that this enables the Aradyme users to deploy DBMS solutions faster, less expensively, and with the ability to continue to customize and integrate solutions as they continue to use the Aradyme software, in effect increasing its functionality and efficiency over time, as compared with other, traditional DBMS software that tends to become obsolete through the increasing limitations on program alterations.

Charter Services

         Orange County Airport served more than 7.3 million passengers in 2001, according to airport management, a reduction from 7.8 million in 2000, and is the principal airport for Orange County with more than 3 million population. Orange County enjoys a growing economy and is also a popular tourist destination featuring Disneyland and some of California's best beaches. We think that there is a growing market for aircraft charter services in Orange County. The area is affluent. Pursuant to airport rules the number of commercial and commuter flights is limited. Growing consumer dissatisfaction with airline service, we think, will cause more and more travelers to consider charter service. The cost of charter aircraft for flights of one to two hour flights can be equivalent to the cost of first or business class tickets, but the convenience and prestige of charter services can outweigh the cost factor. Charter can be especially attractive for business travelers with a busy schedule. As stated above, Albion's new board of directors, consisting of former Aradyme principals, will review whether to continue to implement. The air charter service through the Svetlana Aviation subsidiary.

Operations

         Aradyme Development Corporation. Aradyme's principal operations have consisted of developing the software and custom applications for a limited number of clients. Although Aradyme's DBMS software is fully functional and ready to market, we anticipate the continuing need to enhance and update the software. We have also developed several vertical applications based on our DBMS software.

         We expect our principal sources of revenue to be sales of custom developed database applications based on the Aradyme DBMS, sales of our vertical applications, sales of developer licenses (from developers and resellers) and revenue from training support, upgrade protection, specialized development module tools and consulting.

         We intend to devote significant management and when available capital resources to marketing our products during the remainder of calendar 2003. We plan to target smaller to medium sized businesses.

         Charter Airline. More detail on the operations aspects of a charter airline is provided under "Item 2 - Plan of Operations." You should read that section if you have not already. We suspended further activities in the air charter service to obtain a charter license pending our evaluation of the effects of the U.S. economic downturn which commenced in 2001 and the impact of September 11, 2001 on air travel.

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

         Fixed expenses such as debt service, insurance, tie down rental and some minimum level of maintenance are incurred regardless of the hours flown. However, most of the expenses are incurred only when the aircraft is being operated, and include fuel and oil, crew expenses, maintenance and engine reserves. Engine life is limited by FAA rules to fixed hours of total operation, after which an engine must be replaced or overhauled. Maintenance expenses can arise at any time and although difficult to predict are generally consistent with each type of aircraft. With each hour of operation we are going to set aside a fixed amount of cash for future engine overhauls, and another amount for maintenance expenses.

Government Regulation

         If we determine to continue to implement our business plan for air charter service, before we can transport passengers for hire we must obtain authorization under Part 135 of the Federal Aviation Regulations. Part 135 imposes various requirements relating to aircraft maintenance, pilot training, inspections and maintenance of records, supervision and operations. These rules have as their purpose the safety of the flying public. If we don't follow all the requirements of Part 135, the FAA will ground the aircraft. The FAA is continually striving to improve aviation safety, and it will from time to time impose or modify regulations or how they are interpreted. Although the FAA can and does evaluate the economic impact of changes in regulations, it views safety as paramount and the FAA could adopt or change rules to the extent that it renders our business not economically feasible.

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

         Assuming we determine to continue with the air charter service, we expect to begin the approval process with the FAA and DOT before the end of 2003 and expect that about six months and $5,000 in expenditures will be required for this process.


Competition

         Aradyme Development Corporation. The database software industry is highly fragmented. Oracle, IBM and Microsoft comprise in the aggregate less than 30% of the market, with the remaining market share comprised of over 200 vendors. (Source: Dataquest.) We think our product's competitive advantage is its ease of customization, and its adaptability as a customer's requirements evolve, making it more cost effective for smaller
and medium sized businesses.

         Air Charter Service. In general, if we continue with the air charter service, we will compete with other modes of transport in a traveling distance of 100 miles to 400 miles. For smaller distances, automobile transport is less costly and the time and comfort difference is minimal. For large distances jet travel is as or nearly as economical and the time difference is greater. Our main competition is commercial scheduled airline carriers. The competition advantage of charter aircraft has in its ability to fly on demand, on the customer's own schedule, with better comfort and prestige, and to be able to fly to smaller airports where there is little or no scheduled service.

         Within the charter industry itself we have five competitors known to us at Orange County Airport. They all have more operating history and may likely be better financed. Charter operations compete on price, level of service availability, in increasing order or importance. We think by making our aircraft available we will be able to acquire enough business.

Employees

         Aradyme Development Corporation. We have 12 employees at this time. We expect to require additional employees for technical, administrative and marketing as we obtain funding for our business plan.

         Charter Business. As is typical in the industry, if we continue in the air charter service business, we will pay pilots and maintenance personnel on any hourly basis. We think we can find personnel without difficulty, but it's possible that it will be increasingly difficult to find experienced pilots if commercial airlines continue to expand hiring. The rate of compensation is subject to pilot availability and could increase to an amount we can't afford. The two officers serve without compensation at this time and will only devote part time to the business until warranted by business.

Item 2.  DESCRIPTION OF PROPERTY

         Aradyme Development Corporation. Our main headquarters is in American Fork, Utah, and we have a development in St. George, Utah.  Both facilities are leased on a short term basis and are adequate for at least the
next 12 months.

         Air Charter Business. Prior to the acquisition of Aradyme, it was not necessary for us to have dedicated office space. We have used the office space of our president. We rent tie down space at Orange County Airport for $140 per month on a month to month basis for the Mooney aircraft that is owned by the Company.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In the quarter ended December 31, 2002 several items were approved by consent actions adopted by the majority shareholder holding 815,800 shares on December 2, 2002. These are a 1.5 for one forward stock split, and an amendment to the Certificate of Incorporation to increase the number of authorized common shares to 50,000,000. This latter amendment has not yet been approved by the board of directors and has not been effected. An amendment to the Certificate of Incorporation to change the corporate name was authorized by the stockholders prior to the quarter, but was effected in the quarter by an amendment to Article I of the Certificate of Incorporation, changing the name to "Aradyme Corporation".

                                                      PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information

                  Albion's common stock began trading on June 4, 2002 on the OTC Bulletin Board under the symbol ABAV. The symbol changed in December 2002 to ADYE. The symbol changed in December 2002 to ADYE. There has been only sporadic trading. In the quarter ended June 30, 2002 there were no reported sales. In the quarter ended September 30, 2002 there were sales reported at $.04 and $.50. In the quarter ended December 31, 2002 there were sales reported at $1.00 per share. These sales were reported by the OTC Bulletin Board website and reflect inter dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         (b)       Holders

                  As of December 31, 2002, there were approximately 112 holders of Company common stock.

         (c)      Dividends

                  Albion has not paid any dividends on its common stock. Albion currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

         There are no warrants or options outstanding and no registration rights have been granted. At the present time all 1,537,000 shares outstanding as of December 31, 2002 are eligible to be sold under Rule 144, subject to volume limitations (15,370 shares each 90 days) by each individual who is an "affiliate," which includes any director or executive officer, or otherwise as defined under Rule 144.

         There are no compensation plans under which equity securities of Albion are authorized for issuance.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Acquisition of Aradyme Development Corporation

         As discussed previously, on March 31, 2003, Albion acquired, in a reverse merger transaction, Aradyme Development Corporation, as a software development company.

         Aradyme, a development-stage company, had $30,148 in revenue for the fiscal year ended September 30, 2002, and had an accumulated loss of $891,200 for the year ended September 30, 2002, and $1,109,980 for the period from inception through September 30, 2002. For the quarter ended December 31, 2002, Aradyme reported revenue of $15,995 and a loss of $215,937, for an accumulated loss of $1,325,917 from inception through December 31, 2002. As of December 31, 2002, Aradyme had stockholders' equity (deficit) of ($124,041). The auditors' report for the year ended September 30, 2002, contained an explanatory paragraph regarding the ability of aradyme to continue as a going concern.

         Since inception, Aradyme has relied on proceeds from the sale of securities to fund its activities. From inception through December 31, 2002, Aradyme had required an aggregate of $1,171,000 in cash to fund its operating activities and $23,000 to fund its investing activities, all of which was provided by the $1,238,000 received from financing activities, including approximately $1,139,000 in net proceeds from the sale of common and preferred stock and approximately $126,000 net advances from a related party.

         Aradyme estimates that it will require approximately $2.0 million in cash to fund its activities through December 31, 2003, which it will seek to obtain principally through the sale of securities. Aradyme has no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. Aradyme expects that additional capital will be required in 2004 if it is unable to generate sufficient revenues from commercialization of the Aradyme DBMS.

Aircraft Charter Operation

         Albion's  previous  plan of  operation  was to operate  an air  charter service. Albion's new board of directors, consisting of former Aradyme principals, will review whether to attempt to continue to implement the air charter service through its subsidiary, Svetlana Aviation. Beginning in 1997 Albion started looking for the right aircraft, and finally in October 1998 acquired by purchase a Cessna 421-B to use in proposed charter operations. In January 2002 Albion sold the Cessna. Due to the downturn in travel and charter activity, occasioned by the economic downturn in 2001 and the events of September 11, 2001, Albion decided it would be less risky to utilize a smaller aircraft, and to postpone further development of the business until the effects of September 11 could be evaluated. In December 2001 Albion purchased a four-seater Mooney aircraft which it intended to utilize for charter. Mr. Hand, the former president, guaranteed the loan used to purchase the Mooney aircraft.

         We have made a plan of operations for air charter service for fiscal 2003 which we intend to implement should the new board of directors elect to continue the development of the air charter business. Obtaining the 135 permit will cost $5,000, and consist of the following steps. First we need to employ consultants to write operations manuals. The manuals detail the maintenance and flight operations procedures which we will follow. Second, the aircraft needs an additional inspection to bring it into conformity with Part
135. Part 135 requires more stringent maintenance requirements, in particular with reference to life limited components. Every such component on the aircraft must be placed into a schedule so that the component is replaced at the appropriate mandated interval. Third, we have to employ a chief pilot, chief of maintenance, and other persons. They can be compensated on an hourly basis, but they will have responsibility with the FAA to ensure compliance. Finally, the application must be reviewed by the Flight Standards District Office in Long Beach, California. FSDO may have comments or require changes to the operating plan. Parallel to the FAA process, we will need to file an application with the Department of Transportation. This application primarily deals with establishing the financial wherewithal and viability of the enterprise, as well as establishing that Albion is controlled by U.S. citizens.

         The funds for the approval process and for monthly expenses until revenues we realized will be provided by Jehu Hand, a former officer, who is also a shareholder, who has agreed to advance up to $20,000 additional for such purposes. We plan to market our charter services primarily to charter brokers or via the internet. Although using brokers reduces our profitability, its more cost effective than employing our own marketing department, and most charter operations rely on brokers. The variable costs of operation include fuel, oil and crew labor, which will be paid solely from charter revenues. Crew will be hired on an hourly basis, as needed when flights commence.
The hourly operating costs are widely understood to be as follows:

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

         The price of charter flights are based upon hourly usage. In Southern California the hourly charter rate for the Aircraft is about $200.00, less a brokerage commission of 10%. The resulting gross profit per hour is $103.00. Since annual fixed costs are estimated to be $12,000 per year (or $1,000 per month), the projected break even point is 117 hours flown per year. We think that $20,000 in cash, Mr. Hand has committed to provide will be sufficient to pay expenses until the end of Calendar 2003.

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

         The Mooney aircraft was acquired December 2001 from an unrelated party. The purchase price was $45,200, paid $4,790 in cash and the rest in debt financing from Red River Bank. The loan is payable over 7 years in monthly installments of $628, and the interest rate is 7.9%. Mr. Hand guaranteed the loan which financed the purchase of the aircraft. As of December 31, 2002 the amount owed on the loan was $37,073. In the event Albion defaults on the loan, Mr. Hand would be personally liable for any unpaid balance, and he might have the right as guarantor to take possession of or sell the aircraft.

         In fiscal 2001 we purchased a helicopter for resale for $55,000. At the time we believed that it would be possible to remarket this aircraft and resell it for a modest profit by the end of calendar 2001. At the time of the second quarter of 2001, we believed that used aircraft were appreciating at a rate substantially greater than the rate of inflation. However, the events of September 11, 2001 caused heavy restrictions upon the utilization of aircraft to be placed by the FAA. Used aircraft resale prices were substantially reduced, and prior to the completion of our audit for the year ended December 31, 2001 the aircraft was sold for $20,000. Accordingly, an impairment loss of $35,000 corresponding to this asset was recorded for the year ended December 31, 2001.

         In fiscal, 2002, Albion sold its Cessna 421-B for approximately $120,000 and realized a gain on the sale of approximately $40,000.

         We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to selection and purchase of an aircraft, aircraft maintenance, and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, to the effect that there is substantial doubt about Albion's ability to continue as a going concern. The factors for this assessment include our lack of operating history or current revenues, the nature of our business as a start up business, management's limited experience and our limited funds Management believes that the funds raised by our public offering and funds provided by the majority shareholder will be sufficient to ensure viability of the enterprise for at least until the end of calendar 2003. In December 2002 an officer/shareholder orally committed to provide up to $40,000 cash as needed. We have no lines of credit or sources of capital. In January 2003 in furtherance of that pledge he contributed $5,000 in capital to Albion. Our monthly cash need is approximately $1,000 per month, until such time as operations commence, at which time such amounts could increase significantly.

Use of proceeds from 2001 public offering

         Albion raised $90,000 in May 2001 from the proceeds of a public offering of 18,000 shares, including 15,800 shares purchased by an affiliate. The following is a summary of the use of proceeds:

         Repayment of loan from Jehu Hand, officer/shareholder         25,000
         (funds originally used to pay aircraft loan payments and general and administrative)

         Purchase of helicopter (aircraft) for resale                  35,000
        General and administrative expenses                             6,500

         Principal and interest on aircraft loan and                   23,500
         other direct aircraft expenses

                                                                      90,000
         In January 2002 a Cessna 421B aircraft was sold for gross proceeds were expended as follows: $10,000 for commission to the broker arranging the sale; $98,000 to pay off the aircraft loan; $3,400 to reimburse Jehu Hand, an officer/shareholder, for advancement of operating expenses; $2,200 for repair expenses, and the rest for operating expenses.

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

         Jehu Hand, age 46, has been President and Chief Financial Officer of Albion since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He has been since 1992 a registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers, Inc. SoCal Securities will not participate in the offering of the common stock, does not make a market in the securities of any company and will not make a market in Albion's common stock. Mr. Hand was formerly a director and president of Las Vegas Airlines, Inc., a Delaware corporation. In 1998 Las Vegas Airlines purchased a controlling interest in Las Vegas Airlines, Inc., a Nevada corporation, engaged in Part 135 operations in Las Vegas. Shortly after the acquisition Mr. Hand discovered that significant liabilities of the Nevada company had not been disclosed that its liabilities greatly exceeded its assets, and that its costs of doing business exceeded market price for its flights and decided it was necessary to discontinue operations. Accordingly, in mid December 1998 Las Vegas Airlines, Inc. notified the FAA that it would discontinue all flight operations effective immediately. At this time the fleet of leased planes was returned to the lessor, and receivables were used to pay obligations to employees. Mr. Hand was never involved in the day to day operations of the Nevada subsidiary.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Albion's directors and executive officers, and persons who own more than 10% of a registered class of the Albion's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of Albion. Officers, directors and greater than 10% stockholders are required to furnish Albion with copies of all
Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to Albion for the period following the effectiveness of its registration statement under Section 12(g) of the Securities Exchange Act on December [15], 2002, until the end of its last fiscal year ended December 31, 2002, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of Albion, or any other person known to be subject to Section 16 of the Securities Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act, except that Jehu Hand has not filed his initial statement of beneficial ownership on Form 3.

Reorganization

         On March 31, 2003, we completed a reorganization with Aradyme Development Corporation, a Nevada corporation, in which, Albion, which currently has approximately 1.5 million shares issued and outstanding, issued an aggregate of approximately 13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme stockholders. The transaction will be accounted for as a reverse acquisition.

         As a result of the acquisition, the acquired company became a wholly-owned subsidiary of Albion, the president of the acquired company was appointed president of Albion, and the other current officers and directors of the acquired company will become the officers and directors of Albion, as discussed below. The acquired company's board of directors and management team will continue the acquired company's business as Albion's new operating subsidiary. Albion has changed its name to Aradyme Corporation and relocated its principal executive offices to 677 East 700 South, Suite 201, American Fork, Utah 84003, telephone: (801) 756-9585, telecopy: (801) 756-9518.

         Pursuant to the agreement between Albion and the acquired company, Albion agreed to appoint the current directors of the acquired company to the board of directors of Albion, followed by the resignation of Albion's previous sole director, with the effect that the entire board of directors of Albion would be changed without an Albion stockholder meeting. Albion's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and therefore, is subject to its periodic reporting and proxy/information statement requirements. Pursuant to those proxy/information statement requirements, Albion is required to provide specified information to its stockholders at least 10 days before a majority of its directors is changed otherwise than pursuant to a stockholder meeting. Pursuant to this requirement, Albion provided an information statement to its stockholders containing certain information about the new officers and directors. Based on the mailing and filing of this information statement on or about April 11, 2003, we expect that the new directors will take office on approximately April 21, 2003.

         Upon closing the reorganization on March 31, 2003, the sole director and officer of Albion resigned as president and, in his capacity as sole director, appointed Kirk L. Tanner, president of the acquired company, as president of Albion.

         Pursuant to the Reorganization Agreement, the three following designees of the acquired company have been appointed as directors of Albion to take office no earlier than 10 days after this information statement is mailed to the Albion stockholders and filed with the Securities and Exchange Commission. The following table sets forth the name, age and position of each person who will become a director of Albion.

            Name                   Age                                     Position
-----------------------------                 -------------------------------------------------------------------

James R. Spencer                    38         Chief Executive Officer and Director
Kirk L. Tanner                      44         President and Director
Merwin D. Rasmussen                 49         Chief Financial Officer, Corporate Secretary and Director


         The directors serve until the annual meeting of the stockholders and until their successors are elected. The executive officers serve at the pleasure of the board of directors. Unless described below, there are no family relationships among any of the directors and officers. Each person currently holds the position indicated in the acquired company and will be appointed to the same position in Albion.

         James R. Spencer has served as Aradyme's chief executive officer since September 2001 and has been a director since February 2001. Before joining Aradyme, Mr. Spencer was a founder, senior partner, and president at Tanner Spencer Group, Orem, Utah, from June 1997 through June 2001, where he directed, consulted and executed marketing and general business strategies and tactics for both private and publicly-held companies and their products. From October 1993 to June 1997, Mr. Spencer worked for Novell, Inc., Orem, Utah, where he was senior director of product line management and planning for the $1.2 billion annual NetWare product offering. From December 1989 to October 1993, he worked for SoftSolutions, Inc., Orem, Utah, a database application provider, where he played a principal role in creating the document management and groupware software category and directed SoftSolutions' marketing in its efforts to become a market leader. He received his B.S. in Business Finance from Brigham Young University.

         Kirk L. Tanner has served as Aradyme's president since September 2001 and a director since February 2001. Prior to joining Aradyme, Mr. Tanner was a founder, senior partner, and chief executive officer of Tanner Spencer Group, Orem, Utah, from June 1997 to June 2001, consulting, directing and executing marketing programs for both private and publicly-held companies. Mr. Tanner was also employed by Ted Bates, an advertising agency located in Chicago, Illinois, from June 1985 to February 1987, and BBDO, an advertising agency located in Dallas, Texas, from February 1987 to March 1988. While with Ted Bates and BBDO, Mr. Tanner managed accounts such as the Ben Hogan Golf Company, Pepsi, Eagle Brand Snacks, and Kroger Food Stores. Mr. Tanner has managed the marketing and communications programs for Novell, Inc. as director of marketing from March 1988 to August 1989 and as a marketing manager from June 1995 to June 1997, and SoftSolutions, Inc. as director of corporate communications from October 1989 to March 1990, and Wicat Systems as director of corporate communications and marketing from March 1990 to September 1992, and Hales Allen as vice president of account services working with companies like Josten Learning and WordPerfect Corporation from September 1992 to February 1995. He earned a B.A. in advertising from Brigham Young University, Salt Lake City, Utah, and an M.S. in advertising from Northwestern University, Chicago, Illinois.

         Merwin D. Rasmussen has been an independent contract anesthetist since 1982 and Chief of Obstetrical Anesthesia Department at Pioneer Valley Hospital since 1986. Mr. Rasmussen has also served as Aradyme's corporate secretary and a director from February 2001 to the present. Mr. Rasmussen also has been the manager/director of Synergy Limited, LLC, which owns and operates a Golds Gym fitness franchise in West Valley City, Utah, since June 2001. From June 1995 to the present, Mr. Rasmussen has been an owner and director of Envirofresh, Inc., a finance company located in Salt Lake City, Utah, from July 1995 to the present. Additionally, he has been the chief executive officer and board member of Eagle Rock Funding, Salt Lake City, Utah, a mortgage finance company, since July 1999. Mr. Rasmussen received a degree in anesthesia in 1980 from Minneapolis School of Anesthesia.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation of Albion's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include Mr. Hand's use of unimproved real estate acquired by Albion in September 2002 for valuable storage. The value of such storage is estimated at $400 per month.



                                            Summary Compensation Table

                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION


    Name and                                                   Other Annual          Awards     Payouts         All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              Restricted         Options/ LTIP
                                                                              Stock ($)SARs(#)   Payouts ($)



 Jehu Hand                 2002              $0              0                0       0         0          0       0
 President and CFO         2001               0              0                0       0         0          0
                           2000               0              0                0       0         0          0       0



Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information relating to the beneficial ownership of Albion common stock as of March 31, 2002 by (I) each person known by Albion to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Albion's directors and executive officers. This table includes the effect of the shares issued as of March 31, 2003 in the reorganization with Aradyme Development Corporation.


    Name and Address(1)                        Common Stock                Percentage

    Jehu Hand                                  1,223,700(2)                      5.5%
    (President and sole director)
    24351 Pasto Road, #B
    Dana Point, California 92629

    All officers and directors
    as a group (1 person)                      1,223,700(2)                      5.5%

    The   following   are  shares   beneficially   owned  as  a  result  of  the
    Reorganization.  We do not yet have full  information  as to the name  these shares will be held,  nor as to the  beneficial  owner of the Jenkins Family
    Trust.  We assume  the  address  of all  these  individuals  is c/o  Aradyme
    Development  Corporation,  at 677 East 700 South,  Suite 201, American Fork,
    Utah 84003.

    Jenkins Family Trust                          2,900,000                     19.6%

    Daniel Faust                                  2,000,000                     13.5%

    Leonard Cooke                                 2,000,000                     13.5%

    Lynn Rob Ledbetter                              901,056                      6.2%






    Wade R. Cook                                    684,998                      4.6%

    James R. Spencer                                977,250                      6.6%
    (future officer and director)

    Kirk L. Tanner                                  975,250                      6.6%

    Merwin K. Rasumussen(3)                       1,975,000                     11.8%

(1) Unless otherwise noted below, Albion believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by the listed person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by the listed person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Includes 23,700 shares held of record by Brighton Capital, Inc., a corporation controlled by Mr. Hand, and
         1,200,000 shares held by Ecco Petroleum Family Limited Partnership, which is controlled by Mr. Hand.
(3)      Includes options to purchase 1,000,000 shares at $.50 per share.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            From time to time Mr. Hand has advanced general administrative operating expenses of Albion of less than $5,000 per year, and these amounts have been classified as related party payables. The amount of $1,249 was contributed to capital by Mr. Hand upon completion of the 2001 initial public offering. Those expenses related to the purchase and maintenance of aircraft and other expenses of the operating subsidiary, Svetlana Aviation, have been accounted for as contributions to capital, and were $1,749, $40,063 and $41,770, for the years ended December 31, 2001, 2000 and 1999, respectively. Mr. Hand's contributions have consisted only of cash. As of December 21, 2002 Mr. Hand was owed $4,500 which amount is unsecured.

            In September 2002 Mr. Hand transferred a parcel of undeveloped real estate to Albion in satisfaction of $18,910 in advances to Mr. Hand.  Albion believes that although the transaction was not effected at arm's
length that the value of the property exceeds $18,910.

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

         Exhibit No.       Document Description

2.   Plan of Acquisition, Reorganization Arrangement, Liquidation on Succession

         2.1 Reorganization Agreement between Albion and Aradyme Development Corporation dated
                  February 7, 2003(3)

3.       Certificate of Incorporation and Bylaws

         3.1.     Articles of Incorporation(1)
         3.2      Articles of Amendment(1)
         3.3      Bylaws(1)
         3.4 Aricles of Merger between Albion, Aradyme Development Corporation and Albion Merger
                  Corporation, with related Plan of Merger(3)
         3.5 Certificate of Amendment to Certificate of Incorporation dated January 8, 2003(3)

4.       Instruments defining the Rights of Security Holders

         4.1    Form of Certificate of Designation, Series A Preferred Stock(3)

10.      Material Contracts

         10.1     Loan Agreement with Greentree Financial(2)
         10.2     Funding Agreement between Jehu Hand and the Issuer(2)

21. Subsidiaries of the small business issuer-Svetlana Aviation, a Nevada corporation, is the only subsidiary.
         It does business under the name Svetlana Aviation.



(1)      Filed with original registration statement, file no. 333-46672.
(2)      Filed with amendment no. 1.
(3) Incorporated by reference to the Current Report on Form 8-K dated March 31, 2003.

         (b)      Reports on Form 8-K.

                  Not Applicable.

Item 14. Controls and Procedures.

         (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as
defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within
 90 days prior to the filing of this
Annual Report on Form 10-KSB have concluded that the Company's disclosure controls and procedures are
adequate and effective for the purposes set forth in the definition in Exchange
 Act rules...................

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 15, 2003.


                                                           ARADYME CORPORATION


                                                           By: /s/ Kirk Tanner
                                                                   President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on April 15, 2003.



By:     /s/ Kirk Tanner        President, Secretary, and Chief Financial Officer
        Kirk Tanner

By:     /s/ Jehu Hand                                Director
        Jehu Hand

                                                  CERTIFICATIONS
I, Kirk Tanner, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Aradyme Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Kirk L. Tanner
Kirk L. Tanner
President and Chief Financial Officer



                                                        16
ARADYME CORPORATION


(Formerly Albion Aviation, Inc.)
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2002 and 2001



                                                                                       ARADYME CORPORATION

                                                                           (A Developmental Stage Company)




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


Consolidated Statement of operations                                                              F-4


Consolidated Statement of stockholders' equity                                                     F-5


Consolidated Statement of cash flows                                                              F-6


Notes to consolidated financial statements                                                        F-7



                                             INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Aradyme Corporation

We have audited the accompanying consolidated balance sheet of Aradyme Corporation (formerly Albion Aviation, Inc.), (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the cumulative amounts from April 20, 1994 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aradyme Corporation (formerly Albion Aviation, Inc.), (a development stage company) as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and cumulative amounts from April 20, 1994 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet commenced operations or generated any significant revenue and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TANNER + CO.


Salt Lake City, Utah
April 7, 2003
                                     F-2

                                                                                       ARADYME CORPORATION
----------------------------------------------------------------------------------------------------------
                                                                          (formerly Albion Aviation, Inc.)
                                                                             (A Development Stage Company)

----------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                                Consolidated Balance Sheet

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------

                                                                              2002             2001
                                                                        -----------------------------------
              Assets

Current assets:
     Cash                                                                $            46 $             642
     Aircraft held for sale                                                            -            20,000
                                                                        -----------------------------------
                                                                        -----------------------------------

                Total current assets                                                  46            20,642
                                                                        -----------------------------------
                                                                        -----------------------------------

Aircraft, net of accumulated depreciation of $7,500 and
  $87,834, respectively                                                           37,700           117,266
Land                                                                              18,910                 -
                                                                        -----------------------------------
                                                                        -----------------------------------

                Total assets                                             $        56,656 $         137,908
                                                                        -----------------------------------
                                                                        -----------------------------------

-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                            $         2,316 $           2,366
     Related party payables                                                        4,500             4,490
     Current portion of long-term debt                                             5,814            29,772
                                                                        -----------------------------------
                                                                        -----------------------------------

                Total current liabilities                                         12,630            36,628
                                                                        -----------------------------------
                                                                        -----------------------------------

Long-term debt                                                                    31,259           106,679
                                                                        -----------------------------------
                                                                        -----------------------------------

Stockholders equity
     Preferred stock; $.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                    -                 -
     Common stock; $.001 par value; 20,000,000
       shares authorized; 1,527,044 and 1,018,000
       shares issued and outstanding, respectively                                 1,527             1,018
     Additional paid-in capital                                                  203,979           204,488
     Deficit accumulated during the
       development stage                                                       (192,739)         (210,905)
                                                                        -----------------------------------
                                                                        -----------------------------------

                Total stockholders equity (deficit)                               12,767           (5,399)
                                                                        -----------------------------------
                                                                        -----------------------------------

                Total liabilities and stockholders  equity               $        56,656 $         137,908
                                                                         -----------------------------------

                                           F-3


----------------------------------------------------------------------------------------------------------
                                                                      Consolidated Statement of Operations
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------


                                                                      Cumulative
                                                                       Amounts
                                     Years Ended December 31,           Since
                               -------------------------------------
                               -------------------------------------
                                      2002              2001          Inception
                               -----------------------------------------------------
                               -----------------------------------------------------

Revenue                         $                - $              - $             -

Costs and expenses:
     General and                            18,845           45,959         161,054
administrative expenses
     Loss on impairment of
aircraft                                         -           35,000          35,000
       held for sale
     Interest expense                        3,064            9,901          36,760
                               -----------------------------------------------------
                               -----------------------------------------------------

                                            21,909           90,860         232,814

Gain on sale of assets                      40,075                -          40,075
                               -----------------------------------------------------
                               -----------------------------------------------------

Income (loss) before taxes                  18,166         (90,860)       (192,739)

Income tax (provision) benefit                   -                -               -
                               -----------------------------------------------------
                               -----------------------------------------------------

Net income (loss)               $           18,166 $       (90,860) $     (192,739)
                               -----------------------------------------------------
                               -----------------------------------------------------

Loss per share - basic and      $              .02 $          (.09)
diluted
                               -------------------------------------
                               -------------------------------------

Weighted average common shares
-                                        1,059,000        1,012,000
  basic and diluted
                               -------------------------------------




----------------------------------------------------------------------------------------------------------
                                                            Consolidated Statement of Stockholders' Equity
----------------------------------------------------------------------------------------------------------

                                                                        April 20, 1994 (Date of Inception)
                                                                                 Through December 31, 2002
----------------------------------------------------------------------------------------------------------

                                                                                       Deficit
                                                                                     Accumulated
                                                                         Additional   During the
                              Preferred Stock         Common Stock         Paid-In   Development
                             ------------------- -----------------------
                             ------------------- -----------------------
                              Shares   Amount      Shares     Amount       Capital      Stage        Total
                             ------------------- ----------------------- --------------------------------------
                             -------------------            ------------            ---------------------------

Balance, April 20, 1994             -         -            -          -            -             -

Shares issued for cash
  ($.001 per share)                 -         -    1,000,000      1,000           15             -       1,015

Net loss                            -         -            -          -            -         (144)       (144)
                             ------------------- ----------------------- --------------------------------------
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 1994          -         -    1,000,000      1,000           15         (144)         871

Net loss                            -         -            -          -            -         (338)       (338)
                             ------------------- ----------------------- --------------------------------------
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 1995          -         -    1,000,000      1,000           15         (482)         533

Net loss                            -         -            -          -            -         (320)       (320)
                             ------------------- ----------------------- --------------------------------------
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 1996          -         -    1,000,000      1,000           15         (802)         213

Net loss                            -         -            -          -            -         (314)       (314)
                             ------------------- ----------------------- --------------------------------------
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 1997          -         -    1,000,000      1,000           15       (1,116)       (101)

Contributions to capital            -         -            -          -       30,909             -      30,909

Net loss                            -         -            -          -            -      (18,470)    (18,470)
                             ------------------- ----------------------- --------------------------------------
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 1998          -         -    1,000,000      1,000       30,924      (19,586)      12,338

Contributions to capital            -         -            -          -       41,770             -      41,770

Net loss                            -         -            -          -            -      (56,794)    (56,794)
                             ------------------- ----------------------- --------------------------------------
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 1999          -         -    1,000,000      1,000       72,694      (76,380)     (2,686)

Contributions to capital            -         -            -          -       40,063             -      40,063

Net loss                            -         -            -          -            -      (43,665)    (43,665)
                             ------------------- ----------------------- --------------------------------------
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 2000          -         -    1,000,000      1,000      112,757     (120,045)     (6,288)

Shares issued for cash
  ($5 per share)                    -         -       18,000         18       89,982             -      90,000

Contributions to capital            -         -            -          -        1,749             -       1,749

                             ------------------- ----------------------- --------------------------------------




----------------------------------------------------------------------------------------------------------
                                                            Consolidated Statement of Stockholders' Equity
----------------------------------------------------------------------------------------------------------
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                                          Additional   During the
                              Preferred Stock         Common Stock         Paid-In    Development
                             ------------------- -----------------------
                             ------------------- -----------------------
                              Shares   Amount      Shares     Amount       Capital       Stage        Total
                             ------------------- ----------------------- --------------------------------------
                             -------------------            ------------             --------------------------



Net loss                            -         -            -          -             -      (90,860)   (90,860)
                             ------------------- ----------------------- --------------------------------------

Balance, December 31, 2001          -         -    1,018,000      1,018       204,488     (210,905)    (5,399)


Shares issued in a .5 for 1         -         -      509,044        509         (509)             -          -
  stock dividend

Net income                          -         -            -          -             -        18,166     18,166
                             ------------------- --------------------------------------------------------------
                             ------------------- --------------------------------------------------------------

Balance, December 31, 2002          - $       -    1,527,044 $    1,527   $   203,979 $   (192,739) $   12,767
                             ------------------- --------------------------------------------------------------

                                 F-6


----------------------------------------------------------------------------------------------------------
                                                                      Consolidated Statement of Cash Flows
----------------------------------------------------------------------------------------------------------




                                                                  Cumulative
                                                                Amounts Since
                                     Years Ended December 31,
                                   ------------------------------
                                   ------------------------------
                                        2002          2001        Inception
                                   --------------------------------------------
                                   --------------------------------------------

Cash flows from operating
activities:
     Net income (loss)              $      18,166 $     (90,860)$    (192,739)
     Adjustments to reconcile net
income (loss) to
       net cash used in operating
activities:
         Depreciation and                   7,500         26,650        96,349
amortization
         Gain on sale of assets          (40,075)              -      (40,075)
         Loss on impairment of                                          35,000
aircraft                                        -         35,000
            held for sale
         Increase (decrease) in
              Accounts payable and          3,104          2,366         2,316
accrued liabilities
              Related party                    10          3,241         4,500
payables
                                   --------------------------------------------
                                   --------------------------------------------

                  Net cash used in
                  operating              (11,295)       (23,603)      (91,495)
activities
                                   --------------------------------------------
                                   --------------------------------------------

Cash flows from investing
activities:
     Proceeds from sale of aircraft        14,136              -        14,136
     Purchase of aircraft                       -        (4,790)      (20,690)
     Purchase of aircraft held for                      (55,000)      (55,000)
sale
     Organization costs                         -              -       (1,015)
                                   --------------------------------------------
                                   --------------------------------------------

                  Net cash                                            (62,569)
provided by (used in)                      14,136       (59,790)
                  investing
activities
                                   --------------------------------------------
                                   --------------------------------------------

Cash flows from financing
activities:
     Principal payments on                (3,437)       (15,263)      (51,396)
long-term debt
     Contributions to capital                   -          1,749       114,491
     Issuance of common stock                   -         90,000        91,015
                                   --------------------------------------------
                                   --------------------------------------------

                  Net cash (used
in) provided by                           (3,437)         76,486       154,110
                  financing
activities
                                   --------------------------------------------
                                   --------------------------------------------

(Decrease) increase in cash                 (596)        (6,907)            46

Cash, beginning of year                       642          7,549             -
                                   --------------------------------------------
                                   --------------------------------------------

Cash, end of year                   $          46 $          642$           46
                                   --------------------------------------------

                          F-7

                                    Notes to Consolidated Financial Statements

                                                    December 31, 2002 and 2001

1.   Organization          Organization
and Summary of Aradyme Corporation, formerly Albion Aviation, Inc., (the Company) was Significant organized under the laws of the state of Delaware on April 18, 1994 (date of Accounting inception). The Company has not commenced planned principal operations and Policies proposes to seek business ventures which will allow for long-term growth.
                           Further,  the  Company is  considered  a  development
                           stage company as defined in SFAS No. 7. Its principal
                           activities  since  inception  have  consisted  of the
                           purchase   of   commercial   aircraft,   financed  by
                           long-term debt. The Company intends to engage in the charter air carrier business.

                           On March 31, 2003, the Company completed a reorganization with Aradyme Development Corporation, a Nevada corporation, in which, the Company, which had approximately 1.5 million shares issued and outstanding, issued an aggregate of approximately
                           13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme stockholders. Options to purchase approximately 1.3 million shares of Aradyme common stock at $0.50 per share are being converted into options to purchase the same number of shares of Albion common stock on the same terms. This transaction will be accounted for as a reverse acquisition. Aradyme Development Corporation was organized in February 2001 as a software development company for product development and custom programming for clients needing database solutions for business applications.

                           Principles of Consolidation
                           The consolidated financial statements include the accounts of Albion Aviation, Inc. and its consolidated subsidiary. All significant intercompany balances and transactions have been eliminated.

                           Cash and Cash Equivalents
                           Cash equivalents are generally comprised of certain highly liquid investments with maturities of less than three months.

                                                            ARADYME CORPORATION

                                              (formerly Albion Aviation, Inc.)
                                                 (A Development Stage Company)
                                                 Notes to Financial Statements
                                                                     Continued


1.   Organization          Aircraft
     and                   The  Company's  aircraft  is carried  at cost.
 Maintenance  and  repairs,
     Summary of            including  overhauls,  are charged to operating
expenses as they are incurred.
     Significant           The aircraft is depreciated on a straight-line
 basis over its estimated useful
     Accounting            life of 6 years.
     Policies
     Continued             Land
                           Lands consists of an undeveloped parcel of real estate. The land was received as payment of advances receivable from the Company's sole, officer and director and is recorded at cost.

                           Loss Per Common Share
                           The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase common stock and other common stock equivalents are not included in the diluted loss per share calculation when they are anti-dilutive.

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


2.   Going    Concern      The  accompanying  consolidated  financial
 statements  have been prepared on a
                           going-concern   basis,  which  contemplates
profitable   operations  and  the
                           satisfaction  of  liabilities  in the  normal
 course  of  business.  There are
                           uncertainties  that raise substantial doubt about
the ability of the Company to
                           continue  as  a  going  concern.   As  shown  in
 the  consolidated   financial
                           statements,  the Company has had no revenues,  has
 an accumulated  deficit, and
                           has a working capital deficiency.

-----------------------
2.   Going                 The  Company  intends to fund  operations  during
the next  twelve  months with
     Concern               proceeds  from the sale of equity  securities  or
cash flows  generated  from a
     Continued             business acquired  subsequent to year-end. Subsequent
 to year end, the Company
                           acquired Aradyme Development Corporation (see Note 9) in a reverse acquisition transaction. There can be no assurance that Aradyme Development Corporation will be able to generate sufficient cash flows to support operations over the next twelve months or that the Company will be successful in obtaining proceeds from the sale of equity securities.

-----------------------
                           The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3. Aircraft As of December 31, 2002, the Company owned a four-seater Mooney aircraft. The Mooney aircraft was acquired in December 2001 with cash of $4,790 and a note payable of $40,410 for a total purchase price of $45,200.

                           During 2002, the Company sold two of its aircraft. In January 2002, the Company sold its Cessna 421-B aircraft for approximately $120,000 and realized a gain on the sale of approximately $40,000. Its helicopter was sold in March 2002 for approximately $20,000 with no realized gain or loss.


4.   Long-term Debt        In October 1998, the Company  entered into a note
agreement,  with a financing
                           company,  in the amount of  $143,900,  due in monthly
  installments  of $2,297,
                           including  interest at 8.75%,  secured by aircraft
and personal guarantee of an
                           officer of the  Company,  maturing in November
 2005.  The total loan  proceeds
                           and cash of $16,000 were used to purchase  used
 aircraft for a total  purchase
                           price of  $159,900.  The note  balance  outstanding
 at  December  31, 2001 was
                           $95,941.  During 2002,  the Company sold the
aircraft  securing  this note and
                           used the proceeds to retire the note.

----------------------
4.   Long-term             In December 2001, the Company entered into a note
 agreement,  with a financing
     Debt                  company,  in the  amount  of  $40,410,  due in
 monthly  installments  of $628,
     Continued             including  interest at 7.9%, secured by aircraft
and a personal guarantee of an
                           officer of the Company, maturing in January 2009. The
                           total loan  proceeds  and cash of $4,790 were used to
                           purchase  the  Mooney  aircraft.   The  note  balance
                           outstanding at December 31, 2002 was $37,073.


                           Future maturities of long-term debt are as follows:

                           Years Ending December 31:
                                     Amount





                                    2003
                                                                                                    $  5,814

                                    2004

                                                                                                     5,205

                                    2005

                                                                                                     5,628

                                    2006

                                                                                                     6,090

                                    2007

                                                                                                     6,588

                                    Thereafter

                                                                                                     7,748






                                                                                                   $  37,073



5.   Income                The  difference  between  income  taxes  at
 statutory  rates  and  the  amount
     Taxes                 presented in the financial statements is a result of
the following:



                                                                                  Years Ended
                                                                                 December 31,
                                                                                                       Cumulative Amounts Since


                                                                             2002              2001            Inception









                           Income tax (expense)
                             benefit at statutory rate

                                                                             $ (4,000)         $  19,000       $   38,000

                           Change in estimated rate

                                                                                    -              9,000               -

                           Change in valuation
                             allowance                                          4,000           (28,000)         (38,000)










                                                                          $          -         $      -           $     -







----------------------
5.   Income                Deferred tax assets are as follows:
     Taxes
     Continued
                                  December 31,


                                                                     2002                    2001







                           Operating loss carryforwards         $     38,000                $     39,000

                           Depreciation                                    -                     (4,000)

                           Impairment of aircraft                          -                      7,000

                           Valuation allowance                       (38,000)                   (42,000)





                                                           $          -                $         -


----------------------
                           The Company has net operating loss carryforwards of approximately $193,000, which begin to expire in the year 2009. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized. No tax benefit has been reported in the financial statements, because the Company believes it is more likely than not that the deferred tax asset will not be realized. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


6.   Related  Party        At December 31, 2002 and 2001,  the Company owed the
  Company's  president
Transactions               and  majority  shareholder  $4,500 and $4,490,
respectively.  The advances are
                           unsecured, non-interest bearing and have no specific
repayment terms.

                           In 2002, the Company's president and majority shareholder transferred a parcel of undeveloped real estate to the Company as payment of $18,910 previously advanced to the officer/shareholder.

                           During  the  year  ended   December   31,   2001  the
                           Company's president/majority shareholder made capital contributions of cash of $1,749.

-----------------------
7.   Supplemental          During the year ended  December 31, 2002,  the
Company sold its  helicopter  to
Cash Flow                  the  president  and  majority  shareholder  of the
 Company for  $20,000.  Total
Information                consideration  included  $18,910  of land  and
  $1,090  reduction  of  accounts
                           payable owed by the Company.

                           The Company received total consideration on sale of its Cessna aircraft of $112,141. Non-cash consideration included $95,941 relief of notes payable, and $2,064 reduction of accounts payable owed by the Company.

-----------------------
                           During the year ended December 31, 2001, the Company purchased an aircraft with a note payable of $40,410.

                           Actual amounts paid for interest and income taxes are
as follows:



                                   Years Ended
                                  December 31,
                                                                                              Cumulative Amounts Since


                                                                2002              2001
                                                                                                       Inception









                           Interest                           $     3,064      $   9,901            $      36,760









                           Income taxes                       $        -       $       -            $         -



8.   Recent                The  FASB  recently   issued  FASB  Statement  No.
  143  Accounting  for  Asset
Accounting                 Retirement  Obligations.  This  Statement  addresses
 financial  accounting and
Pronounce-                 reporting  for   obligations   associated   with  the
  retirement  of  tangible
     ments                 long-lived  assets and the associated  asset
 retirement  costs.  This Statement
                           applies to all entities.  It applied to legal
 obligations  associated with the
                           retirement   of   long-lived   assets  that   result
   from  the   acquisition,
                           construction,  development and (or) the normal
operation of a long-lived asset,
                           except for certain  obligations of leases.  This
 Statement  amends SFAS 19. The
                           effective  date for this  Statement  is June 15,
 2002.  The  Company  does not
                           expect  the  adoption  of SFAS 143 to have a material
  impact on its  financial
                           position and future operations.

-----------------------
8.   Recent                During the year ended  December 31, 2002,  the
 Company  adopted FASB  Statement
Accounting                 No. 144,  Accounting for the Impairment and Disposal
of Long-Lived  Assets. The
Pronounce-                 new  guidance  resolved  significant  implementation
  issues  related  to  FASB
     ments                 Statement No. 121,  Accounting for the Impairment of
 Long-Lived  Assets and for
     Continued             Long-Lived  Assets to be Disposed of.  Statement
  144 was  effective for fiscal
                           years  beginning  after December 15, 2001. The
adoption of SFAS No. 144 did not
                           have a material impact on its financial position or
 results of operations.

-----------------------
                           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishment of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position or future operations.

                           In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

-----------------------
8.   Recent                In October 2002, the Financial  Accounting Standards
 Board issued Statement No.
Accounting                 147  "Acquisition  of  Certain  Financial
 Institutions--an  Amendment  of  FASB
Pronounce-                 Statements  No.  72 and 144 and FASB  Interpretation
  No.  9".  This  Statement
     ments                 applies the purchase  method of  accounting  to all
 acquisitions  of financial
     Continued             institutions,  except transactions  between two or
 more mutual enterprises.  It
                           is effective for  acquisitions on or after October 1,
                           2002.  The  Standard  also places  certain  long-term
                           customer-relationship  intangible  assets  within the
                           scope  of  SFAS  144,  subjecting  them  to the  same
                           undiscontinued  cash  flow  recoverability  test  and
                           impairment    loss    recognition   and   measurement
                           provisions of other long-lived assets that are held and used. The adoption of SFAS No. 147 by the Company is not expected to have a material impact on the Company's financial position or future operations.

-----------------------
                           In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for
                           Stock-Based        Compensation--Transition       and
                           Disclosure--an amendment of FASB Statement No. 123, "which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value-based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

-----------------------
9.   Subsequent            In January 2003, the Company  amended its Articles
 of  Incorporation  to change
     Events                its name to Aradyme Corporation.

-----------------------
                           On March 31, 2003, the Company completed a reorganization with Aradyme Development Corporation, a Nevada corporation, in which, the Company, which had approximately 1.5 million shares issued and outstanding, issued an aggregate of approximately
                           13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme stockholders. Options to purchase approximately 1.3 million shares of Aradyme common stock at $0.50 per share are being converted into options to purchase the same number of shares of Albion common stock on the same terms. This transaction will be accounted for as a reverse acquisition.