Form 10QSB
period 2003-06-30
ARADYME CORP
filed 2003-08-19
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



                           Commission File No. 0-50038


                               ARADYME CORPORATION
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   33-0619254
                       ----------------------------------
                        (IRS Employer Identification No.)


                          677 East 700 South, Suite 201
                            American Fork, Utah 84003
                       ----------------------------------
                    (Address of principal executive offices)


                                 (801) 756-9585
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 19, 2003, was 14,927,118.

         Transitional Small Business Disclosure Format (Check one):
Yes [X] No [ ]

                            PART I--OTHER INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                      ARADYME CORPORATION AND SUBSIDIARIES
                                        (Formerly Albion Aviation, Inc.)
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets


                                                     ASSETS

                                                                                June 30,          September 30,
                                                                                  2003                 2002
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                                    $                -  $          47,032
   Accounts receivable                                                                 12,792              6,324
   Employee advances                                                                       54                100
                                                                           ------------------  -----------------

     Total Current Assets                                                              12,846             53,456
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT, NET                                                           146,062            164,654
                                                                           ------------------  -----------------
OTHER ASSETS

   Investment in available-for-sale securities, net                                    16,200             40,000
   Deposits and prepaid expenses                                                       13,958              3,958
                                                                           ------------------  -----------------

     Total Other Assets                                                                30,158             43,958
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          189,066  $         262,068
                                                                           ==================  =================



            The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                      ARADYME CORPORATION AND SUBSIDIARIES
                                        (Formerly Albion Aviation, Inc.)
                                          (A Development Stage Company)
                                     Consolidated Balance Sheets (Continued)


                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                June 30,          September 30,
                                                                                  2003                 2002
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                                        $          139,489  $          50,729
   Bank overdraft                                                                       5,372                  -
   Related party payables                                                             383,840            283,856
   Accrued expenses                                                                    67,072             28,409
   Deferred revenue                                                                         -              5,400
   Equipment leases payable                                                                 -              1,227
                                                                           ------------------  -----------------

     Total Current Liabilities                                                        595,773            369,621
                                                                           ------------------  -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Preferred stock: 1,000,000 shares authorized of $0.001
    par value, 12,000 and 12,000 shares issued and
    outstanding, respectively                                                              12                 12

   Common stock: 50,000,000 shares authorized of $0.001
    par value, 14,927,118 and 12,605,678 shares issued and
    outstanding                                                                        14,927             12,605
   Additional paid-in capital                                                       1,622,515            989,810
   Accumulated other comprehensive loss                                               (40,800)           (17,000)
   Deficit accumulated during the development stage                                (2,003,361)        (1,092,980)
                                                                           ------------------  -----------------

     Total Stockholders' Deficit                                                     (406,707)          (107,553)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $          189,066  $         262,068
                                                                           ==================  =================


            The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                          3

                                              ARADYME CORPORATION AND SUBSIDIARIES
                                                (Formerly Albion Aviation, Inc.)
                                                  (A Development Stage Company)
                               Consolidated Statements of Operations and Other Comprehensive Loss
                                                           (Unaudited)



                                                                                                                         From
                                                                                                                       Inception
                                                                                                                      February 13,
                                            For the Three Months Ended               For the Nine Months Ended        2001 Through
                                                      June 30,                                June 30,                   June 30,
                                             2003                2002                2003                2002              2003
                                           ----------          ----------          ----------         ----------       ------------

REVENUES                                   $    5,000          $    2,196          $   46,250         $   20,946       $     78,398
                                           ----------          ----------          ----------         ----------       ------------
OPERATING EXPENSES

Depreciation and
 amortization                                   8,504               7,671              24,849             23,695             60,637
Rent                                           12,270              14,245              40,124             34,880             98,392
Contract services                             314,324             196,183             768,419            520,447          1,405,608
General and administrative                     32,703              15,785             106,359             52,587            474,487
                                           ----------          ----------          ----------         ----------       ------------

Total Operating Expenses                      367,801             233,884             939,751            631,609          2,039,124
                                           ----------          ----------          ----------         ----------       ------------

LOSS FROM OPERATIONS                         (362,801)           (231,688)           (893,501)          (610,663)        (1,960,726)
                                           ----------          ----------          ----------         ----------       ------------

OTHER INCOME (EXPENSE)

   Gain on disposal of assets                  12,335                   -              12,335                  -             12,335
   Interest income                                 51                   -                  51                  -                 51
   Other loss                                       -                   -              (1,993)                 -             (1,993)
   Interest expense                            (9,993)             (1,191)            (27,273)            (2,142)           (58,028)
                                           ----------          ----------          ----------         ----------       ------------

     Total Other Income
      (Expense)                                 2,393              (1,191)            (16,880)            (2,142)           (47,635)
                                           ----------          ----------          ----------         ----------       ------------

NET LOSS                                     (360,408)           (232,879)           (910,381)          (612,805)        (2,008,361)
                                           ----------          ----------          ----------         ----------       ------------

OTHER COMPREHENSIVE LOSS

Unrealized loss on
 available-for-sale securities                 (1,500)            (21,000)            (23,800)           (21,000)           (40,800)
                                           ----------          ----------          ----------         ----------       ------------
TOTAL COMPREHENSIVE
 LOSS                                      $ (361,908)         $ (253,879)         $ (934,181)        $ (633,805)      $ (2,049,161)
                                           ==========          ==========          ==========         ==========       ============

BASIC AND DILUTED LOSS
 PER SHARE                                 $    (0.02)         $    (0.02)         $    (0.06)        $    (0.05)
                                           ==========          ==========          ==========         ==========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                               14,810,239          11,905,076          14,585,715         11,412,254
                                           ==========          ==========          ==========         ==========


            The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                         4

                                              ARADYME CORPORATION AND SUBSIDIARIES
                                                (Formerly Albion Aviation, Inc.)
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)


                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                     February 13,
                                                                                   For the Nine Months Ended         2001 Through
                                                                                           June 30,                    June 30,
                                                                                    2003               2002               2003
                                                                              ----------------  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                   $       (910,381) $       (612,805)  $     (2,003,361)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                                      24,849            23,695             60,637
     Bad debt                                                                                -                 -              7,676
     Other loss                                                                          1,993                 -              1,993
     Gain on disposal of assets                                                        (12,335)                -            (12,335)
     Warrants and options issued below market value                                    211,012                 -            211,012
     Common stock issued for services                                                   32,001                 -             38,226
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                         (6,468)            1,350            (20,468)
     (Increase) decrease in employee advances                                               46              (100)               (54)
     (Increase) in deposits and prepaids                                               (10,000)           (3,958)           (13,958)
     Increase in accounts payable                                                       88,760            12,682            139,489
     Increase (decrease) in accrued expenses                                            37,436              (462)            65,845
     Increase (decrease) in deferred revenue                                            (5,400)           10,800                  -
                                                                              ----------------  ----------------   ----------------

       Net Cash Used by Operating Activities                                          (548,487)         (568,798)        (1,525,298)
                                                                              ----------------  ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of fixed assets                                                         (8,250)           (4,823)           (23,034)
                                                                              ----------------  ----------------   ----------------

       Net Cash Used by Investing Activities                                            (8,250)           (4,823)           (23,034)
                                                                              ----------------  ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in bank overdraft                                                            5,372                 -              5,372
   Proceeds from related party payable                                                 120,060            78,024            333,798
   Payments on related party payable                                                   (20,076)          (14,650)          (107,973)
   Preferred stock issued for cash                                                           -            50,000             60,000
   Common stock issued for cash                                                        404,349           476,000          1,293,899
   Payments on leases payable                                                                -           (20,647)           (26,416)
   Stock offering costs                                                                      -            (3,183)           (10,348)
                                                                              ----------------  ----------------   ----------------

       Net Cash Provided by Financing Activities                                       509,705           565,544          1,548,332
                                                                              ----------------  ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                        (47,032)           (8,077)                 -

CASH AT BEGINNING OF PERIOD                                                             47,032            70,327                  -
                                                                              ----------------  ----------------   ----------------

CASH AT END OF PERIOD                                                         $              -  $         62,250   $              -
                                                                              ----------------  ----------------   ----------------


            The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                          5

                                              ARADYME CORPORATION AND SUBSIDIARIES
                                                (Formerly Albion Aviation, Inc.)
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)


                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                     February 13,
                                                                                   For the Nine Months Ended         2001 Through
                                                                                           June 30,                    June 30,
                                                                                    2003               2002               2003
                                                                              ----------------  ----------------   ----------------
CASH PAID FOR:

   Interest                                                                   $            124  $              -   $         30,879
   Income taxes                                                               $              -  $              -   $              -

NON-CASH TRANSACTIONS:

   Common stock issued for investment                                         $              -  $         57,000   $         57,000
   Common stock issued for services                                           $         32,001  $              -   $         38,226
   Warrants and options granted below market value                            $        211,012  $              -   $        211,012





                  The accompanying notes are an integral part of these unaudited consolidated financial statements

                                                                 6

                      ARADYME CORPORATION AND SUBSIDIARIES
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                      June 30, 2003 and September 30, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its Form 8-K/A filed May 30, 2003. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is in the process of negotiating additional contracts to increase revenues and plans to raise approximately $5,000,000 through private placement of its preferred and/or common stock to sustain operations until revenues are sufficient to cover costs. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MATERIAL EVENTS

During April 2003, the Company changed its fiscal year to September 30.

During April 2003, the Company authorized its directors and officers to execute and deliver all documents related to the discontinuing of the operations of its wholly-owned subsidiary, Svetlana Aviation, and complete the sale of Svetlana Aviation to a former stockholder.

During the period ended June 30, 2003, the Company sold 286,500 shares of its restricted common stock for cash of $171,900, or $0.60 per share.

NOTE 4 - DISCONTINUED OPERATIONS

During March 2003, the Company discontinued the operations of its wholly-owned subsidiary, Svetlana Aviation, and subsequently authorized the sale of the line of business on April 22, 2003, to a former stockholder. Assets and liabilities applicable to the discontinued operations at March 31, 2003, were $54,535 and $66,870, respectively. No operations are classified as discontinued as the deficit of Albion Aviation, Inc. was eliminated at March 31, 2003, as part of the reverse acquisition. During the third quarter ended June 30, 2003, the Company completed the sale of the line of business. Accordingly, a gain on sale of assets of $12,335 was recognized.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company executed two letters of intent to form strategic partnerships with two outside companies. No formal agreements for services to be performed have been executed.

Subsequent to June 30, 2003, the Company sold 50,000 shares of its investment in available-for-sale securities for $21,728.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

         The Company develops, manufactures, markets and distributes computer database management software based on proprietary technology that is being acquired. Because of the relatively short period, results for any given interim period may not be indicative of comparative results for longer periods or for the year as a whole.

Reverse Merger Method of Accounting

         On March 31, 2003, the Company completed the acquisition of Aradyme Development Corporation, a Nevada corporation, which had 1,527,000 shares of common stock issued and outstanding, by issuing an aggregate of 13,155,574 shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Nevada corporation stockholders. Options to purchase approximately 1.3 million shares of the Nevada corporation common stock at $0.50 per share are being converted into options to purchase the same number of shares of the Company's common stock on the same terms. This transaction was accounted for as a reverse acquisition. The Company changed its name to Aradyme Corporation in conjunction with the reverse acquisition. The Company is the surviving entity for legal purposes and the Nevada corporation is the surviving entity for accounting purposes.

         Accordingly, the financial statements include the following:

         o The balance sheets consist of the net assets of the Nevada corporation at historical cost and the net assets of the Company at historical cost as of March 31, 2003 and 2002.

         o The statements of operations include the operations of the Nevada corporation for the periods presented.

Pursuant to the merger, all capital stock shares and amounts and per share data were retroactively restated.

Discontinued Activities

         During March 2003, as a result of the reorganization discussed above, the Company discontinued the operations of its wholly-owned subsidiary, Svetlana Aviation, Inc., whose plan of operation was to operate an air charter service, and subsequently authorized the sale of the line of business on April 22, 2003, to a former stockholder. Assets and liabilities applicable to the discontinued operations at March 31, 2003, were $54,535 and $66,870, respectively. No operations are classified as discontinued as the deficit of Svetlana Aviation, Inc. was eliminated at March 31, 2003, as part of the reverse acquisition.

         Subsequent to June 30, 2003, the Company conveyed all of its interest in Svetlana Aviation, Inc. to Jehu Hand, a principal stockholder and former officer and director of the Company, in consideration of Mr. Hand's assumption of all of the liabilities of Svetlana Aviation, Inc. The effective date of the transfer for accounting purposes was April 1, 2003.

Liquidity and Capital Resources

         As of June 30, 2003, the Company had negative working capital of $582,927, as compared to negative working capital of $316,165 as of September 30, 2002. As of June 30, 2003, the Company had a deficit accumulated during the development stage of $2,003,361 and total stockholders' deficit of $406,707, as compared to a stockholders' deficit of $107,553 as of September 30, 2002. The auditors' report for the year ended September 30, 2002, contained an explanatory paragraph regarding the ability of the Company to continue as a going concern.

         Since inception, the Company has relied principally on proceeds from the sale of securities and advances from related parties to fund its activities. During the nine months ended June 30, 2003, the Company used $548,487 in cash for operating activities and $8,250 for investing activities, which were provided by net cash of $509,705 received from financing activities and a $47,032 reduction in cash during the period. Financing activities provided net cash of $404,349 from the sale of common stock and $99,984 from net increases in a related party payable. From inception through June 30, 2003, the Company required an aggregate of $1,525,298 in cash to fund its operating activities and $23,034 to fund its investing activities, all of which was provided by the $1,548,332 received from financing activities, including $1,353,899 in net proceeds from the sale of common and preferred stock and $225,825 in net advances from a related party.

         The Company estimates that it will require approximately $400,000 in cash to fund its activities through September 30, 2003, which it will seek to obtain principally through the sale of securities. The Company has no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. The Company expects that additional capital will be required in 2004 if it is unable to generate sufficient revenues from commercialization of its database management systems.

Results of Operations

         The Company's revenues from the commercialization of its database management system were relatively minor during both the three and nine months ended June 30, 2003. The Company had revenues of $5,000 in the quarter ended June 30, 2003, as compared to revenues of $2,196 for the quarter ended June 30, 2002. Revenues of $46,250 for the nine months ended June 30, 2003, more than doubled the revenues for the same period a year earlier, but still were immaterial in amount compared to our ongoing substantial operating expenses.

         The Company's principal operating expense is for employee and consultant contract services with those providing principal technical and other services. The Company obtains required technical and other services under independent contractor relationships accounted for as consulting services, but intends to convert some of these independent contractors to employees, which could increase the Company's costs for payroll burdens and employee benefits. Contract services increased 60.2% for the three months ended June 30, 2003, as compared to the same quarter a year earlier, as the Company increased its efforts to bring its initial products to market, as well as costs associated with its corporate acquisition completed March 31, 2003. In addition, the Company implemented cost-cutting measures by closing the St. George office and terminating the services of one-third of the Company personnel and consultants in the face of extreme shortages of capital and continuing delays in generating revenue. Contract services increased 47.6% during the nine months ended June 30, 2003, as compared to the same period in the preceding fiscal year, reflecting the increased level of development activity for the Company's initial products and accounting and legal services of $72,589 for the nine months ended June 30, 2003, as compared to $9,118 over the same period in the preceding fiscal year, reflecting costs associated with the corporate acquisition completed March 31, 2003. General and administrative costs increased 107.2% and 102.3% during the three and nine months ended June 30, 2003, respectively, as compared to the previous fiscal year, reflecting increased products development activity as well as costs associated with our corporate acquisition completed March 31, 2003.

         As noted above, the Company obtains most of its technical services under independent contractor agreements with consultants and records the related costs as contract services separate from general and administrative expenses. If contract services and general and administrative services were reported together, the combined amount of $347,027 for the quarter ended June 30, 2003, would be an increase of $135,059, or 63.7%, over the $211,968 for the same quarter in the preceding fiscal year, and the combined amount of $874,778 for the nine months ended June 30, 2003, would be an increase of $301,744, or 52.7%, over the same period in the preceding fiscal year.

         During the quarter ended March 31, 2003, the Company received $129,100 for 215,167 shares of common stock that were issued in the quarter ended June 30, 2003. As a result, general and administrative expenses for the six months ended March 31, 2003, are understated by $129,100 and for the three months ended June 30, 2003, are overstated by $129,100. General and administrative expenses for the nine months ended June 30, 2003, are accurately stated. The Company intends to file an amendment to the quarterly report on Form 10-QSB for the quarter ended March 31, 2003, to reflect the foregoing.

         Other operating expenses did not vary materially in the three- and nine-month interim periods in the current fiscal year as compared to a year earlier.

         Because of this early stage of the Company's business development, revenue and operating expense comparisons between various interim periods may not be indicative of expected future results of operations. Generally, the Company expects that operating expenses will continue to grow during the ongoing initial marketing efforts as anticipated increased sales will require additional expenditures for sales and marketing and implementation services. It may be some time before the Company's sales and marketing and implementation resources are capable of supporting substantially expanded sales without corresponding increases in operating expenses. The Company also expects that its general and administrative costs will increase as a result of new legal, accounting and other costs associated with meeting its new regulatory and investor relations obligations as a result of the reorganization as discussed above.

         Other income and expenses during both the three- and nine-month interim periods ended June 30, 2003, consist principally of interest accrued on borrowings from a related party, partially offset by $12,335 in gain on the disposition of assets in the quarter ended June 30, 2003.

Other Items

         The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Company. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future financial position or results of operations.

Critical Accounting Policies

         Software Development Costs

         Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date.

         Revenue Recognition

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and
(iv) collectibility is probable. The Company defines each of these four criteria as follows:

         Persuasive evidence of an arrangement exists. It is the Company's customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with the Company.

         Delivery has occurred. The Company's software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

         The fee is fixed or determinable. The Company's policy is not to provide customers the right to a refund of any portion of their license fees paid. Generally, 100% of the invoiced fees are due within 30 days. Payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

         Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. If it is determined from the outset of an arrangement that collectibility is not probable, revenues would be recognized as cash is collected.

         For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence ("VSOE") of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions. Therefore, the Company recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue.

         The Company sells its products to end users under license agreements. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

         The Company recognizes maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. The Company typically invoices and collects maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by the Company in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed.

Forward-Looking Statements

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

         Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as described in this information statement/memorandum. These forward-looking statements are only predictions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur or that may occur with different consequences from those now assumed or anticipated.


                         ITEM 3. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report, the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe:

         (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

         (ii) that the Company's disclosure controls and procedures are effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II--OTHER INFORMATION

                          ITEM 2. CHANGES IN SECURITIES

         On April 29, 2003, we issued 215,167 shares of our restricted common stock that had been subscribed to and paid for during February and March 2003 for cash of $129,100, or $0.60 per share, to six existing stockholders or their affiliates, three of whom were accredited investors. During February and March 2003, the market price for our common stock ranged from approximately $1.35 to $1.70 per share. On April 29, 2003, the market price for our common stock was approximately $1.50 per share.

         Between April 4 and May 23, 2003, we sold 71,333 shares of our restricted common stock for cash of $42,800, or $0.60 per share, to four existing stockholders or their affiliates, two of whom were accredited investors. Between April 4 and May 23 2003, the market price for our common stock ranged from approximately $1.05 to $1.50 per share.

         All of the foregoing transactions were the result of arm's-length negotiations. Each investor was provided with our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and the opportunity to ask questions directly of our executive officers. Each purchaser acknowledged in writing that the securities purchased were restricted securities taken for investment and that the certificates representing the shares would bear a restrictive legend. The certificates for the shares issued in the transactions bear a restrictive legend conspicuously on their face, and stop-transfer instructions are noted respecting the certificates on our stock transfer records. No underwriter participated in the foregoing placement of securities. The foregoing transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 of Regulation D thereunder.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as a part of this report:

                SEC
   Exhibit   Reference
   Number     Number             Title of Document                    Location
  ---------  ---------   ------------------------------------------  -----------

   Item 31               Rule 13a-14(a)/15d14(a) Certifications
  ---------  ---------   ------------------------------------------  -----------
    31.01       31       Certification of Chief Executive Officer     Attached
                         Pursuant to Rule 13a-14
    31.02       31       Certification of Chief Financial Officer     Attached
                         Pursuant to Rule 13a-14

   Item 32               Section 1350 Certifications
  ---------  ---------   ------------------------------------------  -----------
    32.01       32       Certification Pursuant to 18 U.S.C.          Attached
                         Section 1350, as Adopted  Pursuant to
                         Section 906 of the Sarbanes-Oxley Act
                         of 2002 (Chief Executive Officer)
    32.02       32       Certification Pursuant to 18 U.S.C.          Attached
                         Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act
                         of 2002 (Chief Financial Officer)

         (b)      Reports on form 8-K

         During the quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

          Date of Event Reported                 Item(s) Reported
          ----------------------     -------------------------------------------
               May 16, 2003          Item 4.  Changes in Registrant's Certifying
                                              Accountant

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARADYME CORPORATION
                                                (Registrant)


Date:  August 19, 2003                      By  /s/ James R. Spencer
                                               ---------------------------------
                                                 James R. Spencer, Chairman
                                                 (Chief Executive Officer)


Date:  August 19, 2003                      By  /s/ Merwin D. Rasmussen
                                               ---------------------------------
                                                 Merwin D. Rasmussen, Secretary
                                                 (Chief Financial Officer)