Form 10KSB
period 2003-09-30
ARADYME CORP
filed 2004-01-14
CIK 1123580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                               ANNUAL REPORT UNDER
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                        Commission File Number 000-50038

                               ARADYME CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                             33-0619254
---------------------------------                          ---------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               677 East 700 South, Suite 201
                     American Fork, UT                         84003
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

                                  801-756-9585
                           ---------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
                 n/a                                     n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common stock, par value $0.001
                         -------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $32,583

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of January 13, 2004, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was approximately $5,125,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 13, 2004, issuer had 17,378,854 shares of issued and outstanding common stock, par value $0.001.

         DOCUMENTS INCORPORATED BY REFERENCE: Aradyme's definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders is incorporated by reference in response to Items 9 through 12 of Part III of this Annual Report.

         Transitional Small Business Disclosure Format: Yes [X] No [ ]

                               TABLE OF CONTENTS

 Item                             Description                               Page

           Special Note about Forward-Looking Information...................  1

                                     Part I

 Item 1    Description of Business..........................................  2
 Item 2    Description of Property..........................................  3
 Item 3    Legal Proceedings................................................  3
 Item 4    Submission of Matters to a Vote of Security Holders..............  3

                                     Part II

 Item 5    Market for Common Equity and Related Stockholder Matters.........  4
 Item 6    Management's Discussion and Analysis or Plan of Operation........  7
 Item 7    Financial Statements............................................. 11
 Item 8    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................ 11
 Item 8A   Controls and Procedures.......................................... 12

                                    Part III

 Item 9    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............. 13
 Item 10   Executive Compensation........................................... 13
 Item 11   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................ 13
 Item 12   Certain Relationships and Related Transactions................... 13
 Item 13   Exhibits and Reports on Form 8-K................................. 13
           Signatures....................................................... 15

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements that reflect the current view of Aradyme relating to future events or future financial performance. These forward looking statements can sometimes be recognized by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things, the discussions of risk factors, our business strategy, and expectations concerning our future operations, investments, profitability, liquidity and capital resources.

         Although we have attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as described in this report. These forward-looking statements are only predictions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially.

         While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes any responsibility for the accuracy or completeness of these statements or undertakes any obligation to revise these forward-looking statements to reflect events or circumstances after the date on this report or to reflect the occurrence of unanticipated events.

                                     PART I

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

The Reorganization with Aradyme Development Corporation

         On March 31, 2003, through our wholly-owned subsidiary, Albion Merger Corp., we completed a reorganization with Aradyme Development Corporation, a Nevada corporation, in which we (with approximately 1.5 million shares issued and outstanding) issued an aggregate of approximately 13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme Development stockholders. Options to purchase approximately 1.3 million shares of Aradyme Development common stock at $0.50 per share were converted into options to purchase the same number of shares of our common stock on the same terms.

         As a result of the acquisition, Aradyme Development became our wholly-owned subsidiary, the president of Aradyme Development was appointed as our president, and the other current officers and directors of Aradyme Development became our officers and directors, as discussed below. Aradyme Development's board of directors and management team continued Aradyme Development's business as our new operating subsidiary. Upon completion of the reorganization, we changed our fiscal year from December 31 to September 30, the fiscal year of Aradyme Development Corporation.

         Aradyme Development was organized in February 2001 as a software development company for product development and custom programming for clients needing database solutions for business applications. As an outgrowth of its initial activities, in 2002, Aradyme Development introduced to the market the Aradyme Database Management System, or DBMS, software technology. The Aradyme DBMS is designed as a user-friendly and cost-effective development platform that we believe will enable us to establish revenues from:

         o sales of custom-developed database applications based on the Aradyme DBMS;

         o        sales of vertical applications in development on the Aradyme
                  DBMS;

         o sales of our development licenses for developers and resellers and the resulting ongoing revenue from user licenses required at workstations accessing applications developed or based on the Aradyme DBMS; and

         o training, support, upgrade protection, specialized development modules/tools, and consultants.

         The Aradyme DBMS uses a development platform that makes the resulting applications dynamic for the life of the application. The Aradyme DBMS approach enables rapid building of database applications in a drag-and-drop environment that we believe is more powerful, flexible and yet more affordable than leading alternatives. The technology means applications remain 100% open and flexible to real-time additions, modifications and changes, allowing applications to continually evolve real-time with business processes, even after data has been entered. We believe that facilitating ongoing revisions, additions and enhancements without loss of data, downtime or expensive time-consuming re-architecture of the DBMS is an important feature of the Aradyme DBMS approach.

         We believe that this is different than current DBMS software, which becomes difficult to change after the system is populated with data. With the traditional approach, any future flexibility must generally be anticipated and coded into the DBMS architecture before it is populated with data. If possible future uses or applications are not properly anticipated and incorporated into the initial architecture, subsequent revisions and changes become costly and time-consuming and, in some instances, practicably impossible to implement.

         The Aradyme DBMS is designed to enable a developer to revise, add to, or enhance the application at any time during its life without the loss or corruption of the data or expensive, time-consuming re-architecture. In addition, database solutions by different development teams or different companies using the Aradyme DBMS can be easily integrated. We believe that this enables our users to deploy DBMS solutions faster, less expensively, and with the ability to continue to customize and integrate solutions as they continue to use the Aradyme DBMS application, in effect increasing its functionality and efficiency over time, as compared with other, traditional DBMS software, which tends to become obsolete through the limitations on program alterations.

         We estimate that we will require approximately $5.0 million in cash to fund our activities until we generate sufficient revenues from operations to meet our requirements, which we will seek to obtain principally through the sale of securities. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. We expect that additional capital will be required if we are unable to generate sufficient revenues from commercialization of the Aradyme DBMS.


--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         We currently maintain our executive offices at 677 East 700 South, American Fork, Utah 84003, under a lease expiring February 2005, with base monthly lease payments of approximately $3,826. We believe these facilities are adequate for our foreseeable needs.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         Our common stock began trading on the OTC Bulletin Board on June 4, 2002, under the symbol ABAV. The symbol changed in December 2002 to ADYE. The stock has not been quoted continuously and has had only sporadic trading during significant periods. The following quotations were reported by the OTC Bulletin Board website and reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The following table sets forth for the periods indicated the high and low closing prices for our common stock on the OTC Bulletin Board:

                                                              Low         High
                                                          ----------  ----------
        Fiscal Year Ended September 30, 2004:
          Quarter ended 12/31/03.........................    $0.13        $0.70

        Fiscal Year Ended September 30, 2003:
          Quarter ended 09/30/03.........................     0.12         0.52
          Quarter ended 06/30/03.........................     0.28         1.50
          Quarter ended 03/31/03.........................     0.76         1.90
          Quarter ended 12/31/02.........................     0.03         0.67

        Fiscal Year Ended September 30, 2002:
          Quarter ended 09/30/02.........................    0.02         0.03

         On January 12, 2004, the closing price per share of our common stock on the OTC Bulletin Board was $0.73 per share.

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of January 13, 2004, we had approximately 193 stockholders.

Equity Compensation Plan Information

         Following sets forth information about our equity compensation plans as of the end of our most recent fiscal year.

                                                                                             Number of securities
                                                                                             available for future
                                                                                             issuance under equity
                                Number of securities to be    Weighted average exercise       compensation plans
        Plan Category             issued upon exercise of       prices of outstanding        (excluding securities
                                    outstanding options                options             reflected in column (a))
                                            (a)                           (b)                           (c)
Equity compensation plans                        --                      --                               --
    approved by shareholders
Equity compensation plans not
    approved by security
    holders................               3,980,000                      $0.416                       20,000
                                          ---------                                                   ------
    Total..................               3,980,000                      $0.416                       20,000
                                          =========                                                   ======


      Option to Officer and Director

         On May 1, 2002, we granted an officer and director an option to purchase 1,000,000 shares of common stock at $0.416 per share, which was the approximate market price of our stock as of the date of grant. The option may be exercised at any time on or before May 1, 2007.

      2003 Long-Term Incentive Plan

         On September 29, 2003, the board of directors approved issuance of up to 3,000,000 shares under the 2003 Long-Term Incentive Plan. The 2003 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2003 plan may be incentive stock options ("ISOs") as defined in the Internal Revenue Code, appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers and directors, who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to our success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers or directors but contribute to our success.

         The exercise price of options granted under the 2003 plan is to be determined by the board of directors or the committee at the time of grant and, in the case of ISOs, may not be less than 100% of the fair market value of such capital stock on the date the option is granted (110% of the fair market value in the case of 10% stockholders). Options granted under the 2003 plan must expire not later than 10 years after the date of grant (five years in the case of ISOs granted to 10% stockholders). The option price may be paid by cash or, at the discretion of our board of directors or committee, by delivery of shares of our common stock already owned by the optionee (valued at their fair market value at the date of exercise), a fully secured promissory note, or a combination thereof.

         Options and stock purchase rights granted under the 2003 plan are nontransferable other than by will or by the laws of descent or distribution, and may be exercised during the optionee's lifetime only by the optionee or by an optionee's family member who has acquired the option or stock purchase right through a gift or a transfer for value pursuant to a domestic relations order in settlement of marital property rights or a transfer to an entity in which more than 50% of the voting interests are owned by an optionee's family members or the optionee in exchange for an interest in that entity. In the case of an ISO, however, the options are nontransferable other than by will or by the laws of descent or distribution and may only be exercised by the optionee during the lifetime of the optionee or by the optionee's executor, personal representative (or person acting in a substantially similar capacity), or heir.

         The board of directors or the committee may, from time to time alter, amend, suspend or discontinue the 2003 plan with respect to any shares as to which options or stock awards have not been granted. However, no such alteration or amendment (unless approved by the stockholders) shall (a) increase (except adjustment for an event of dilution) the maximum number of shares for which options or stock awards may be granted under the 2003 plan either in the aggregate or to any eligible employee; (b) reduce (except adjustment for an event of dilution) the minimum option prices that may be established under the 2003 plan; (c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the 2003 plan; (e) change the provisions relating to events of dilution; or (f) materially increase the benefits accruing to the eligible participants under the 2003 plan.

         On that date, the board also authorized the issuance of options to purchase 2,980,000 shares under the plan, consisting of (a) ten-year options, vesting immediately, to purchase an aggregate of 2,100,000 shares granted to officers and directors and (b) six-year options granted to contract service providers, vesting 25% immediately and 25% each year thereafter for three years, to purchase an aggregate of 880,000 shares.

         All of our employees, officers and directors are eligible to participate under the 2003 plan. A maximum of 900,000 shares are available for grant under the 2003 plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards are determined by the board of directors or the committee, in its sole discretion; provided, however, that in no event may the aggregate fair market value of shares for which an ISO is first exercisable in any calendar year by any eligible employee exceed $100,000.

Recent Sales of Unregistered Securities

         On September 12, 2003, we issued and sold 175,383 shares of restricted common stock for cash of $72,959, or $0.416 per share, to an accredited investor. On the date of this transaction, the market price for our common stock was $0.21 per share. This investor had full access to our business and financial information.

         On September 29, 2003, we issued to three officers and directors and 10 contract service providers options to purchase an aggregate of 2,980,000 shares of common stock at $0.419 per share. On such date, the approximate market price for our common stock was $0.14 per share. The three officers and directors were accredited investors. The other recipients of the options have had a long-standing business relationship with us and are knowledgeable about its business operations and products, financial condition and risks.

         During the fiscal year ended September 30, 2003, we sold an aggregate of $120,000 in principal amount of convertible notes to one investor in denominations of $40,000 each issued on August 4 and September 1, 2003. Subsequent to the end of our fiscal year on September 30, 2003, we issued two additional $40,000 notes on November 5 and December 1, 2003, to this same investor, for a total amount invested between August and December 2003 of $200,000. The notes, together with interest at 20% per annum, are payable 12 months after issuance. The outstanding principal of and interest on the notes are convertible into common stock at the election of the holder into shares of common stock at a price of $0.416 per share. The purchaser of these notes is an accredited investor that was provided with business and financial information about the Company. On the dates of these transactions, the market price for our common stock ranged from a high of $0.55 per share to a low of $0.12 per share.

         Subsequent to the end of our most recent fiscal year, between October 17 and December 6, 2003, we issued an aggregate of 371,924 shares of common stock to four investors for $0.416 per share, or an aggregate of $154,720. In addition, we issued to one of such investors a warrant to purchase 240,384 shares of common stock at $1.00 at any time on or before October 17, 2005. We provided each such investor with our business and financial information and negotiated each sale through our executive officers and directors. On the date of these transactions, the market price for our common stock was $0.35 and $0.60 per share, respectively.

         On December 17, 2003, we issued 100,000 shares of common stock to a citizen and resident of Germany for $0.50 per share. We provided such investor with business and financial information. On the date of this transaction, the market price for our common stock was $0.60 per share.

         Also, subsequent to the end of our most recent fiscal year, on December 2, 2003, we engaged an independent contractor to act as vice-president of sales and agreed, in addition to paying him a commission, to issue to him 35,000 shares of common stock and options to purchase 150,000 shares of common stock at $0.50. We provided this independent contractor, who is knowledgeable about our industry, with business and financial information about us. On the date of this transaction, the market price for our common stock was $0.46 per share.

         On January 2, 2004, an affiliate of Merwin D. Rasmussen, an executive officer and director, exercised its right to convert an aggregate of $242,400 in principal and accrued interest into 1,731,429 shares of common stock at $0.416 per share. On the date of this transaction, the market price for our common stock was $0.70 per share.

         Each of the foregoing persons was able to bear the financial risk of their investment. Each transaction was negotiated directly with each such person by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. Each recipient acknowledged in writing the receipt of restricted securities and consented to a legend on the certificate issued and stop-transfer instructions with the transfer agent. Each certificate for the shares, the notes and the option agreements issued in the foregoing transactions bore a restrictive legend conspicuously on its face and stop-transfer instructions were noted respecting such certificate on our stock transfer records.

         Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering, except that the sale to the German investor was issued in reliance on the fact that such transaction was not subject to the jurisdiction of the Securities Act.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

General

         We develop, manufacture, market and distribute computer database management software based on proprietary technology that is being acquired.

Reverse Merger Method of Accounting

         On March 31, 2003, through our wholly-owned subsidiary, we completed the acquisition of Aradyme Development Corporation, a Nevada corporation, which had 1,527,000 shares of common stock issued and outstanding, by issuing an aggregate of 13,155,574 shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Nevada corporation stockholders. Options to purchase approximately 1.3 million shares of the Nevada corporation common stock at $0.50 per share were converted into options to purchase the same number of shares of our common stock on the same terms. This transaction was accounted for as a reverse acquisition. We changed our name to Aradyme Corporation in conjunction with the reverse acquisition. We are the surviving entity for legal purposes and the Nevada corporation is the surviving entity for accounting purposes.

         Accordingly, the financial statements include the following:

         o The balance sheets consist of the net assets of the Nevada corporation at historical cost and our net assets at historical cost as of September 30, 2003 and 2002.

         o The statements of operations include the operations of the Nevada corporation for the periods presented.

Pursuant to the merger, all capital stock shares and amounts and per share data were retroactively restated.

Discontinued Activities

         During March 2003, as a result of the reorganization discussed above, we discontinued the operations of our wholly-owned subsidiary, Svetlana Aviation, Inc., whose plan of operation was to operate an air charter service, and subsequently authorized the sale of the line of business on April 22, 2003, to a former stockholder. Assets and liabilities applicable to the discontinued operations at March 31, 2003, were $54,535 and $66,870, respectively. No operations are classified as discontinued as the deficit of Svetlana Aviation, Inc. was eliminated at March 31, 2003, as part of the reverse acquisition.

         During the quarter ended June 30, 2003, we conveyed all of our interest in Svetlana Aviation, Inc. to Jehu Hand, a principal stockholder and our former officer and director, in consideration of Mr. Hand's assumption of all of the liabilities of Svetlana Aviation, Inc. The effective date of the transfer for accounting purposes was April 1, 2003.

Liquidity and Capital Resources

         As of September 30, 2003, we had a working capital deficit of $834,911, as compared to a working capital deficit of $316,165 as of September 30, 2002. As of September 30, 2003, we had a deficit accumulated during the development stage of $2,457,659 and total stockholders' deficit of $709,120, as compared to a stockholders' deficit of $107,553 as of September 30, 2002. The auditors' report for the year ended September 30, 2003, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from a related party to fund its activities. During the year ended September 30, 2003, we used $711,891 in cash for operating activities, which was provided by $685,582 received from financing activities and $34,573 from investing activities, resulting in an $8,264 net increase in cash during the period. From inception through September 30, 2003, we required an aggregate of $1,688,702 in cash to fund our operating activities, which was provided principally by the $1,724,209 received from financing activities, including $1,416,011 in net proceeds from the sale of common and preferred stock and $308,198 in net advances from a related party and others.

         We estimate that we will require approximately $5.0 million in cash to fund our activities until revenues are sufficient to cover costs, which we will seek to obtain principally through the sale of securities. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. We expect that additional capital will be required if we are unable to generate sufficient revenues from commercialization of our database management systems.

Results of Operations

         Our revenues from the commercialization of our database management systems grew to $32,583 for the year ended September 30, 2003, as compared to $30,148 for the same period during the preceding fiscal year, although sales were relatively nominal in both periods as we are in the early stage of product introduction.

         Our principal operating expense is for employee and consultant contract services with those providing principal technical and other services. We obtain required technical and other services under independent contractor relationships accounted for as consulting services, but intend to convert some of these independent contractors to employees, which could increase tour costs for payroll burdens and employee benefits. Contract services increased approximately 17.4% for the year ended September 30, 2003, as compared to the same period during the preceding fiscal year, as we increased our efforts to bring our initial products to market, as well as costs associated with our corporate acquisition completed March 31, 2003. General and administrative costs increased approximately 445.5% the year ended September 30, 2003, as compared to the same period in the preceding fiscal year, reflecting the increased level of development activity for our initial products and legal and accounting services associated with our corporate acquisition completed March 31, 2003.

         As noted above, we obtain most of our technical services under independent contractor agreements with consultants and record the related costs as contract services separate from general and administrative expenses. If contract services and general and administrative services were reported together, the combined amount of $1,236,721 for the year ended September 30, 2003, would be an increase of $444,471, or approximately 56.1%, over the $792,250 for the same period in the preceding fiscal year.

         Other expense of $51,268 during the year ended September 30, 2003, consists principally of interest accrued on borrowings from a related party during the year ended September 30, 2003. During the preceding fiscal year, other expense, consisting solely of interest expense, was $30,755.

Other Items

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on current or future financial position or results of operations.

Critical Accounting Policies

         Software Development Costs

         Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date.

         Revenue Recognition

         We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is probable. We define each of these four criteria as follows:

         Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with us.

         Delivery has occurred. Our software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

         The fee is fixed or determinable. Our policy is not to provide customers the right to a refund of any portion of their license fees paid. Generally, 100% of the invoiced fees are due within 30 days. Payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

         Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. If it is determined from the outset of an arrangement that collectibility is not probable, revenues would be recognized as cash is collected.

         For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence ("VSOE") of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions. Therefore, we recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue.

         We sell our products to end users under license agreements. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable, and the arrangement does not involve significant customization of the software.
 If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

         We recognize maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. We typically invoice and collect maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by us in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed.

Forward-Looking Statements

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

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

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Our financial statements, including the accountant's report, are included beginning at page F-1 immediately following the signature page of this report.

--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         On May 16, 2003, we notified Tanner & Company, that we had dismissed it as its auditor. On May 19, 2003, we engaged HJ & Associates, LLC, as our independent auditors for the fiscal year ending September 30, 2003. The action to engage HJ & Associates, LLC was taken upon the unanimous approval of our board of directors.

         During the last two fiscal years ended December 31, 2002 and December 31, 2001, and through May 16, 2003: (i) there were no disagreements between us and Tanner & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Tanner & Company would have caused Tanner & Company to make reference to the matter in its reports on our financial statements, and (ii) Tanner & Company's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through May 16, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. Tanner & Company's opinion in its report on our financial statements for the years ended December 31, 2002 and 2001, expressed substantial doubt with respect to our ability to continue as a going concern.

         During the two most recent fiscal years and through May 16, 2003, we had not consulted with HJ & Associates, LLC, regarding either: (a) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to the Company nor oral advice was provided that HJ & Associates, LLC, concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B. Tanner & Company furnished us with a letter addressed to the Securities and Exchange Commission agreeing with the above statements.

--------------------------------------------------------------------------------
                        ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

--------------------------------------------------------------------------------
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Election of Directors: Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Election of Directors: Executive Compensation" is incorporated herein by reference.

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Election of Directors: Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Election of Directors: Certain Relationships and Related Transactions" is incorporated herein by reference.

--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 2.                  Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                            Succession
-------------------------------------------------------------------------------------------------------------------
    2.01            2       Reorganization Agreement between Albion Aviation, Inc. and          Incorporated by
                            Aradyme Development Corporation dated February 7, 2003              reference(1)

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 3.                  Articles of Incorporation and Bylaws
-------------------------------------------------------------------------------------------------------------------
    3.01                    Certificate of Incorporation of Albion Ventures, Inc. dated April   Incorporated by
                            18, 1994                                                            reference(2)
    3.02            3       Certificate of Amendment to Certificate of Incorporation of         Incorporated by
                            Albion Ventures, Inc. (changing name to Albion Aviation, Inc.)      reference(2)
                            dated May 16, 2000
    3.03            3       Bylaws                                                              Incorporated by
                                                                                                reference(2)
    3.04            3       Certificate of Amendment to Certificate of Incorporation filed      This filing
                            January 9, 2003 (changing name to Aradyme Corporation)

   Item 4.                  Instruments Defining the Rights of Holders, Including Debentures
-------------------------------------------------------------------------------------------------------------------
    4.01            4       Specimen stock certificate                                          This filing
    4.02            4       Form of Certificate of Designation, Series A Preferred Stock        Incorporated by
                                                                                                reference(1)
  Item 10.                  Material Contracts
-------------------------------------------------------------------------------------------------------------------
    10.01          10       Loan Documents with Greentree Financial dated October 23, 1998      Incorporated by
                                                                                                reference(3)
    10.02          10       Funding Agreement between Jehu Hand and Albion Aviation, Inc.       Incorporated by
                            dated December 28, 2000                                             reference(3)
    10.03          10       Software License Agreement between Dan Faust and Systems            This filing
                            Research, Inc. dated April 28, 2001
    10.04          10       Stock Purchase Agreement between Jehu Hand and Aradyme              This filing
                            Corporation dated March 20, 2003
    10.05          10       Form of Convertible Promissory Note with schedule                   This filing
    10.06          10       Modification and Documentation of Obligations effective September   This filing
                            29, 2003
    10.07          10       2003 Long-Term Incentive Plan                                       This filing

  Item 16.                  Letter on Change of Certifying Accountant
-------------------------------------------------------------------------------------------------------------------
    16.01          16       Letter dated May 20, 2003, from Tanner + Co. to Securities and      Incorporated by
                            Exchange Commission                                                 reference(4)

  Item 21.                  Subsidiaries of the Registrant
-------------------------------------------------------------------------------------------------------------------
    21.01          21       Schedule of subsidiaries                                            This filing

  Item 31.                  Rule 13a-14(a)/15d-14(a) Certifications
-------------------------------------------------------------------------------------------------------------------
    31.01          31       Certification of Principal Executive Officer Pursuant to            This filing
                            Rule 13a-14
    31.02          31       Certification of Principal Financial Officer Pursuant to            This filing
                            Rule 13a-14

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 32                  Section 1350 Certifications
-------------------------------------------------------------------------------------------------------------------
    32.01          32       Certification of Chief Executive Officer Pursuant to                This filing
                            18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002
    32.02          32       Certification of Chief Financial Officer Pursuant to                This filing
                            18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

---------------------
(1) Incorporated by reference from the current report on Form 8-K dated March 31, 2003, filed April 8, 2003.
(2) Incorporated by reference from the registration statement on Form S-1 filed September 26, 2000 (file no. 333-46672).
(3) Incorporated by reference from amendment no. 1 to the registration statement on Form SB-2/A filed January 5, 2001 (file no. 333-46672).
(4) Incorporated by reference from the current report on Form 8-K dated May 16, 2003, filed May 21, 2003.

         (b) Reports on Form 8-K: We did not file any report on Form 8-K for the three months ended September 30, 2003.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARADYME CORPORATION

Date: January 13, 2004                     By /s/ James R. Spencer
                                              ----------------------------------
                                              James R. Spencer
                                              Its Principal Executive Officer


Date: January 13, 2004                     By  /s/ Merwin D. Rasmussen
                                              ----------------------------------
                                               Merwin D. Rasmussen, Secretary
                                               Its Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 13, 2004              /s/ James R. Spencer
                                     -------------------------------------------
                                     James R. Spencer, Chairman
                                     (Principal Executive Officer)


                                     /s/ Merwin D. Rasmussen
                                     -------------------------------------------
                                     Merwin D. Rasmussen, Director
                                     (Principal Financial Officer and Secretary)


                                     /s/ Kirk L. Tanner
                                     -------------------------------------------
                                     Kirk L. Tanner, Director
                                     (President)

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

                                 C O N T E N T S


Independent Auditors' Report................................................F-3

Consolidated Balance Sheet..................................................F-4

Consolidated Statements of Operations and Other Comprehensive Loss..........F-6

Consolidated Statements of Stockholders' Deficit............................F-7

Consolidated Statements of Cash Flows......................................F-10

Notes to the Consolidated Financial Statements.............................F-12

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Aradyme Corporation and Subsidiary
(Formerly Albion Aviation, Inc.)
(A Development Stage Company)
American Fork, Utah


We have audited the accompanying consolidated balance sheet of Aradyme Corporation and Subsidiary (formerly Albion Aviation, Inc.) (a development stage company) (the Company) as of September 30, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended September 30, 2003 and 2002 and from inception on February 13, 2001 through September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aradyme Corporation and Subsidiary (formerly Albion Aviation, Inc.) (a development stage company) as of September 30, 2003 and the results of their consolidated operations and other comprehensive loss and their cash flows for the years ended September 30, 2003 and 2002 and from inception on February 13, 2001 through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
January 10, 2004

                                       ARADYME CORPORATION AND SUBSIDIARY
                                        (Formerly Albion Aviation, Inc.)
                                           (A Development Stage Company)
                                           Consolidated Balance Sheet


                                                     ASSETS

                                                                                                 September 30,
                                                                                                      2003
                                                                                               -----------------
CURRENT ASSETS
   Cash                                                                                        $          55,296
                                                                                               -----------------

     Total Current Assets                                                                                 55,296
                                                                                               -----------------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 3)                                                              121,574
                                                                                               -----------------
OTHER ASSETS

   Investment in available-for-sale securities (Note 4)                                                        -
   Other assets                                                                                              259
   Deposits                                                                                                3,958
                                                                                               -----------------
     Total Other Assets                                                                                    4,217
                                                                                               -----------------
     TOTAL ASSETS                                                                              $         181,087
                                                                                               =================




                 The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                        (Formerly Albion Aviation, Inc.)
                                          (A Development Stage Company)
                                     Consolidated Balance Sheet (Continued)


                                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                                 September 30,
                                                                                                      2003
                                                                                               -----------------
CURRENT LIABILITIES

   Accounts payable                                                                            $         169,782
   Accounts payable - related party                                                                       80,300
   Accrued expenses                                                                                      146,285
   Notes Payable - related party (Note 5)                                                                358,840
   Notes Payable (Note 6)                                                                                135,000
                                                                                               -----------------
     Total Current Liabilities                                                                           890,207
                                                                                               -----------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT

   Preferred stock: 1,000,000 shares authorized of $0.001
    par value, 12,000 shares issued and outstanding                                                           12
   Common stock: 50,000,000 shares authorized of $0.001
    par value, 15,135,501 shares issued and outstanding                                                   15,135
   Additional paid-in capital                                                                          1,733,392
   Deficit accumulated during the development stage                                                   (2,457,659)
                                                                                               -----------------
     Total Stockholders' Deficit                                                                        (709,120)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $         181,087
                                                                                               =================



              The accompanying notes are an integral part of these consolidated financial statements.

                                      ARADYME CORPORATION AND SUBSIDIARY
                                        (Formerly Albion Aviation, Inc.)
                                          (A Development Stage Company)
                       Consolidated Statements of Operations and Other Comprehensive Loss



                                                                                                       From
                                                                         For the                   Inception on
                                                                       Years Ended                 February 13,
                                                                       September 30,               2001 Through
                                                            ---------------------------------      September 30,
                                                                 2003                2002               2003
                                                            -------------       -------------      -------------
REVENUES                                                    $      32,583       $      30,148      $      69,731
                                                            -------------       -------------      -------------
OPERATING EXPENSES

   Depreciation and amortization                                   52,789              31,475             88,577
   Rent                                                            56,484              49,868            114,752
   Contract services                                              846,157             720,658          1,703,977
   General and administrative                                     390,564              71,592            538,061
                                                            -------------       -------------      -------------
     Total Operating Expenses                                   1,345,994             873,593          2,445,367
                                                            -------------       -------------      -------------
LOSS FROM OPERATIONS                                           (1,313,411)           (843,445)        (2,375,636)

OTHER INCOME (EXPENSE)

   Loss on sale of marketable securities                           (6,804)                  -             (6,804)
   Gain on sale of assets                                          10,342                   -             10,342
   Interest expense                                               (54,806)            (30,755)           (85,561)
                                                            -------------       -------------      -------------
     Total Other Expense                                          (51,268)            (30,755)           (82,023)
                                                            -------------       -------------      -------------
NET LOSS                                                       (1,364,679)           (874,200)        (2,457,659)
                                                            -------------       -------------      -------------
OTHER COMPREHENSIVE LOSS

Unrealized loss on available-for-sale
 securities                                                             -             (17,000)                 -
                                                            -------------       -------------      -------------
TOTAL COMPREHENSIVE LOSS                                    $  (1,364,679)      $    (891,200)     $  (2,457,659)
                                                            =============       =============      =============

BASIC AND DILUTED LOSS PER SHARE                            $       (0.10)      $       (0.08)
                                                            =============       =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                            13,945,158          11,269,490
                                                            =============       =============


              The accompanying notes are an integral part of these consolidated financial statements.

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                (Formerly Albion Aviation, Inc.)
                                                  (A Development Stage Company)
                                        Consolidated Statements of Stockholders' Deficit




                                                                                                                          Deficit
                                                                                                          Accumulated   Accumulated
                                       Preferred Stock        Common Stock     Additional     Stock          Other       During the
                                      ----------------     ------------------   Paid-In    Subscription  Comprehensive  Development
                                      Shares    Amount     Shares      Amount   Capital     Receivable       Loss         Stage
                                      ------    ------     ------      ------  ----------  ------------  -------------  -----------
Inception on February 13, 2001             -   $     -            -  $      -  $        -  $         -     $      -     $         -

July 2001, common stock issued
 to founders at $0.001 per share           -         -    6,235,434     6,234          (9)           -            -               -

July 2001, common stock issued
 for cash at $0.04 per share               -         -    3,305,532     3,306     116,694            -            -               -

July 2001, common stock issued
 for cash at $0.05 per share               -         -    1,001,676     1,002      48,998            -            -               -

September 2001, common stock
 issued for cash at $0.30 per share        -         -      233,725       234      69,766            -            -               -

September 2001, common stock
 issued for cash at $0.40 per share        -         -       25,042        25       9,975            -            -               -

September 2001, common stock
 issued for cash and subscription
 receivable at $0.30 per share             -         -       35,059        35      10,465       (3,000)           -               -

September 2001, common stock
 issued for cash at $0.30 per share        -         -      153,757       154      45,896            -            -               -

September 2001 common stock
 issued for cash at $0.40 per share        -         -       25,042        25       9,975            -            -               -

Net loss for the period ended
 September 30, 2001                        -         -            -         -           -            -            -        (218,780)
                                      ------   -------   ----------  --------  ----------  -----------     --------     -----------
Balance, September 30, 2001                -   $     -   11,015,267  $ 11,015  $  311,760  $    (3,000)    $      -     $  (218,780)
                                      ------   -------   ----------  --------  ----------  -----------     --------     -----------

                         The accompanying notes are an integral part of these consolidated financial statements.

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                (Formerly Albion Aviation, Inc.)
                                                  (A Development Stage Company)
                                  Consolidated Statements of Stockholders' Deficit (Continued)



                                                                                                                          Deficit
                                                                                                          Accumulated   Accumulated
                                       Preferred Stock        Common Stock     Additional     Stock          Other       During the
                                      ----------------     ------------------   Paid-In    Subscription  Comprehensive  Development
                                      Shares    Amount     Shares      Amount   Capital     Receivable       Loss         Stage
                                      ------    ------     ------      ------  ----------  ------------  -------------  -----------
Balance, September 30, 2001                -   $     -   11,015,267  $ 11,015  $  311,760  $    (3,000)    $      -     $  (218,780)

Cancellation of stock subscription
 receivable                                -         -      (10,017)      (10)     (2,990)       3,000            -               -

November 2001-September 2002,
 common stock issued for cash at
 $0.42 per share pursuant to a
 private placement memorandum              -         -    1,380,767     1,381     574,619            -            -               -

January 2001, preferred stock
 issued for cash at $5.00 per share   10,000        10            -         -      49,990            -            -               -

April 2002, common stock issued
 for investment at $0.24 per share
 (Note 4)                                  -         -      240,787       241      56,759            -            -               -

September 2002, preferred stock
 issued for cash at $5.00 per share    2,000         2            -         -       9,998            -            -               -

Stock offering costs                       -         -            -         -     (10,348)           -            -               -

Unrealized loss on available-for-sale
 securities                                -         -            -         -           -            -      (17,000)              -

Net loss for the year ended
 September 30, 2002                        -         -            -         -           -            -            -        (874,200)
                                      ------   -------   ----------  --------  ----------  -----------     --------     -----------
Balance, September 30, 2002           12,000   $    12   12,626,804  $ 12,627  $  989,788  $         -     $(17,000)    $(1,092,980)
                                      ------   -------   ----------  --------  ----------  -----------     --------     -----------


                         The accompanying notes are an integral part of these consolidated financial statements.

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                (Formerly Albion Aviation, Inc.)
                                                  (A Development Stage Company)
                                  Consolidated Statements of Stockholders' Deficit (Continued)



                                                                                                                          Deficit
                                                                                                          Accumulated   Accumulated
                                       Preferred Stock        Common Stock     Additional     Stock          Other       During the
                                      ----------------     ------------------   Paid-In    Subscription  Comprehensive  Development
                                      Shares    Amount     Shares      Amount   Capital     Receivable       Loss          Stage
                                      ------    ------     ------      ------  ----------  ------------  -------------  -----------
Balance, September 30, 2002           12,000   $    12   12,626,804  $ 12,627  $  989,788  $         -     $(17,000)    $(1,092,980)

October 2002-March 2003,
 common stock issued for cash at
 $0.50 per share pursuant to a
 private placement memorandum              -         -      464,678       464     231,486            -            -               -

December 2002 - March 2003,
  common stock issued for services
  at $0.50 per share                       -         -       55,092        55      27,445            -            -               -

February 2003, stock option issued
 for services                              -         -            -         -     142,301            -            -               -

Recapitalization (Note 1)                  -         -    1,527,044     1,527      67,175            -            -               -

April 2003 - September 2003,
 common stock issued for cash at
 $0.53 per share                           -         -      461,883       462     244,397            -            -               -

September 2003, stock option issued
 for service                               -         -            -         -      30,800            -            -               -

Sale of available-for-sale securities      -         -            -         -           -            -       17,000               -

Net loss for the year ended
 September 30, 2003                        -         -            -         -           -            -            -      (1,364,679)
                                      ------   -------   ----------  --------  ----------  -----------     --------     -----------
Balance, September 30, 2003           12,000   $    12   15,135,501  $ 15,135  $1,733,392  $         -     $      -     $(2,457,659)
                                      ======   =======   ==========  ========  ==========  ===========     ========     ===========


                         The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                        (Formerly Albion Aviation, Inc.)
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows

                                                                                                      From
                                                                        For the                   Inception on
                                                                      Years Ended                 February 13,
                                                                     September 30,                2001 Through
                                                           ----------------------------------     September 30,
                                                                 2003               2002               2003
                                                           --------------      --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $   (1,364,679)     $     (874,200)   $    (2,457,659)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                                  52,789              31,475             88,577
     Bad debt                                                       7,571               7,676             15,247
     Common stock issued for services                              27,500                   -             33,725
     Stock options issued for services                            173,101                   -            173,101
     Loss on sale of marketable securities                          6,804                   -              6,804
     (Gain) on disposition of assets                              (10,342)                  -            (10,342)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                     6,324              (6,538)            (7,676)
     (Increase) decrease in employee advances                         100                (100)                 -
     (Increase) in deposits                                          (259)             (3,958)            (4,217)
     Increase in accounts payable and accounts
      payable related party                                       276,724              28,913            327,453
     Increase in accrued expenses                                 117,876              27,947            146,285
     Increase (decrease) in deferred revenue                       (5,400)              5,400                  -
                                                           --------------      --------------    ---------------
       Net Cash Used by Operating Activities                     (711,891)           (783,385)        (1,688,702)
                                                           --------------      --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of marketable securities                 50,196                   -             50,196
       Purchase of fixed assets                                   (15,623)             (5,418)           (30,407)
                                                           --------------      --------------    ---------------
       Net Cash Used by Investing Activities                       34,573              (5,418)            19,789
                                                           --------------      --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                    140,000             178,040            140,000
   Payments on notes payable                                       (5,000)            (14,650)            (5,000)
   Proceeds from related party notes payable                      145,000             178,040           (358,738)
   Payments on related party notes payable                        (70,000)            (14,650)          (157,897)
   Preferred stock issued for cash                                      -              60,000             60,000
   Common stock issued for cash                                   476,809             576,000          1,366,359
   Payments on leases payable                                      (1,227)            (23,534)           (27,643)
   Stock offering costs                                                 -             (10,348)           (10,348)
                                                           --------------      --------------    ---------------
       Net Cash Provided by Financing Activities                  685,582             765,508          1,724,209
                                                           --------------      --------------    ---------------
   NET INCREASE (DECREASE) IN CASH                                  8,264             (23,295)            55,296

CASH AT BEGINNING OF PERIOD                                        47,032              70,327                  -
                                                           --------------      --------------    ---------------
CASH AT END OF PERIOD                                      $       55,296      $       47,032    $        55,296
                                                           ==============      ==============    ===============

CASH PAID FOR:

   Interest                                                $            -      $       30,755    $             -
   Income taxes                                            $            -      $            -    $             -



                 The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                        (Formerly Albion Aviation, Inc.)
                                          (A Development Stage Company)
                                Consolidated Statements of Cash Flows (Continued)


                                                                                                      From
                                                                        For the                   Inception on
                                                                      Years Ended                 February 13,
                                                                     September 30,                2001 Through
                                                           ----------------------------------     September 30,
                                                                 2003               2002               2003
                                                           --------------      --------------    ---------------
NON-CASH TRANSACTIONS:

   Fixed assets acquired under a note payable              $            -      $            -    $       185,658
   Common stock issued for investment in available
     for sale securities                                   $            -      $       57,000    $        57,000
   Common stock issued for services                        $       27,500      $            -    $        33,725
   Stock options issued for services                       $      173,101      $            -    $       173,101




                 The accompanying notes are an integral part of these consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Organization

         Aradyme Development Corporation (the Company) was incorporated on February 13, 2001, under the laws of the State of Nevada under the name of Systems Research, Inc. On July 16, 2001, Systems Research, Inc. amended its Articles of Incorporation changing its name to Aradyme Development Corporation.

         Aradyme Corporation (formerly Albion Aviation, Inc.) (Aradyme) was incorporated in April 1994 as a Delaware Corporation. Aradyme has not conducted any material business.

         On March 31, 2003, the Company and Aradyme completed a reorganization wherein Aradyme issued approximately 13.1 million shares of its common stock for the outstanding common stock of the Company. Immediately prior to the reorganization, Aradyme had approximately 1.5 million shares of common stock outstanding. The transaction was accounted for as a reverse acquisition. The Company is the continuing entity for accounting purposes and Aradyme is the continuing entity for legal purposes. All operations prior to March 31, 2003 are those of the Company.

         The Company develops, manufactures, markets, and distributes computer database management software based on new proprietary technology that is being acquired.

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

         c. Cash and Cash Equivalents

         The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalent.

         d. Basic Loss Per Share

         Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is not presented because it is equal to basic loss per share as a result of the antidilutive nature of stock equivalents. The Company has excluded 3,645,000 common stock equivalents at September 30, 2003.

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Basic Loss Per Share

                                                          For the Years Ended
                                                             September 30,
                                                       ------------------------
                                                           2003         2002
                                                       -----------  -----------
              Basic loss per share:

              Numerator - net loss                     $(1,364,679) $  (891,200)
              Denominator - weighted average number
                of shares outstanding                   13,945,158   11,269,490
                                                       -----------  -----------
              Loss per share                           $     (0.10) $     (0.08)
                                                       ===========  ===========

         e. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         f. Provision for Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of September 30, 2003 and 2002:

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Provision for Taxes (Continued)

                                                                                2003                   2002
                                                                         -----------------     -----------------
                  Deferred tax assets:
                      NOL Carryover                                      $         860,300     $         435,231

                  Deferred tax liabilities:                                              -                     -
                  Depreciation                                                     (11,900)              (21,211)

                  Valuation allowance                                             (848,400)             (414,020)
                                                                         -----------------     -----------------
                  Net deferred tax asset                                 $               -     $               -
                                                                         =================     =================

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended
         September 30, 2003 and 2002 due to the following:

                                                                                2003                   2002
                                                                         -------------------   -----------------
                  Book Income                                            $          (532,224)  $        (347,570)
                  Depreciation                                                         1,316             (12,620)
                  Unrealized Loss                                                                          6,630
                  Other                                                                  591               1,005
                  Accrued Liabilities/Related Party Payables                          98,748
                  Stock for Services/Options Expense                                  78,235
                  Valuation allowance                                                353,334             352,555
                                                                         -------------------   -----------------
                                                                         $                 -   $               -
                                                                         ===================   =================

         At September 30, 2003, the Company had net operating loss carryforwards of approximately $2,200,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the September 30, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         g. Property and Equipment

         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives:

                         Office furniture                      5-7 years
                         Computer/office equipment             3-5 years

         h. Revenue Recognition

         The Company generates revenue from three main sources, the sale of custom programming services, the sale of its internally developed software applications and the licensing of its proprietary software.

         The Company recognizes revenue on custom programming and software applications upon shipment or delivery of goods to the customer and after all risks and rewards of ownership of the related products have passed to the buyer and collection is reasonably assured.

         The Company can have certain outstanding agreements for the use of its software product. These agreements could include a post-contract customer support element and when-and-if-available upgrades or revisions for which sufficient vendor specific objective evidence does not exist to allocate revenue to the various elements of the arrangement. As such, the Company would recognize the entire contract fee ratably over the term of the agreement in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", as modified by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions."

         The Company will record billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance would generally result from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. There was $0 in deferred revenue at September 30, 2003.

         i. Long-Lived Assets

         All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable per SFAS 142. Any impairment in value is recognized as an expense in the period when the impairment occurs.

         j. Recent Accounting Pronouncements

         In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         j. Recent Accounting Pronouncements (Continued)

         acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

         k. Stock Options

         As permitted by FASB Statement 123 " Accounting for Stock Based Compensation" (SFAS 123) and amended by SFAS No. 148, the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Stock Options (Continued)

         Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

         The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty's performance is complete. Pursuant to the requirements of EITF 96-18, the options and warrants will continue to be revalued in situations where they are granted prior to the completion of the performance.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is in the process of negotiating additional contracts to increase revenues and plans to raise approximately $5,000,000 through private placements of its preferred and/or common stock to sustain operations until revenues are sufficient to cover costs. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                           September 30,
                                                               2003
                                                          --------------
                         Equipment                        $       97,476
                         Furniture                               114,718
                         Accumulated depreciation                (90,620)
                                                          --------------
                                                          $      121,574
                                                          ==============

         Total depreciation expense for the years ended September 30, 2003 and 2002 was $52,789 and $31,475, respectively.

NOTE 4 - INVESTMENT

         During April 2002, the Company issued 240,787 shares of its common stock for 100,000 shares of Arkona, Inc. (Arkona) common stock. The investment was valued at the market price of the Arkona stock as it was readily determinable at $0.57 per share, or $57,000. At September 30, 2002, the Company recorded an unrealized loss of $17,000 due to the market price of the shares decreasing to $0.40 per share, or $40,000. During the year ended September 30, 2003, the Company sold all of the Arkona stock for proceeds of $50,196. A realized loss of $6,804 was recorded.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Related Party Payables

         Related party payables consist of the following:

                                                                                              September 30,
                                                                                                  2003
                                                                                            ------------------
         Note payable to a Company, unsecured, interest at 8% per annum
          starting October 1, 2001, payable upon demand.                                    $           15,758

         Note payable to a company pursuant to an Asset Purchase agreement, secured by fixed assets, interest at 24% per annum starting
           October 1, 2001, payable on demand, convertible into common stock
           at $0.14 per share.                                                                          70,117

         Note payable to company owned by chief financial officer, due
           April 10, 2003 and bearing interest at the default rate of
           15.00% due on demand unsecured, and convertible into common stock
           at $0.14 per share.                                                                         197,965

         Balance Forward                                                                    $          283,840
                                                                                            ------------------


                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

         Related Party Payable (Continued)

         Balance Forward                                                                    $          283,840

         Note payable to chief financial officer bearing interest
           at 8.00% per annum, due on demand, unsecured and
           convertible into common stock at $0.14 per share.                                            75,000
                                                                                            ------------------

                         Total Related Party Payables                                       $          358,840
                                                                                            ==================

         Accrued interest for related parties was $76,281 at September 30, 2003. There was no beneficial conversion feature associated with the convertible notes payable - related parties. All of the notes are current.

         Software License Agreement

         The Company entered into a Software License Agreement with a related individual. A license fee was agreed upon equal to ten percent (10%) of all license fees collected by the Company for each license sold, distributed, or otherwise disposed of externally. The license fee shall be paid until a total of $2,000,000 has been paid to the related individual. The term of the license is for three years. The Company has the option to purchase the software upon expiration of the agreement for one dollar.

NOTE 6 - NOTES PAYABLE

         Notes payable consisted of the following at September 30, 2003:

         Note payable to an individual relating interest at 8.00%
           per annum, unsecured, due on demand                                              $           15,000

         Three notes payable to a company bearing interest at 20.00% per annum, unsecured, due by September 26, 2003 and convertible into
           common stock at $0.416 per share                                                            120,000
                                                                                            ------------------

                     Total Notes Payable                                                    $          135,000
                                                                                            ==================

         All Notes are current. There was no beneficial conversions feature associated with the notes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Office Space

         During October 2001, the Company entered into a 39-month lease for office space in American Fork, Utah. The lease calls for monthly payments of $3,215. During January

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

         Office Space

         2002, the Company amended the lease to include additional space. The amendment increased the base monthly rent by $200 for January 2002 through February 2002, by $300 for March 2002 through April 2002, by $400 for May 2002 through June 2002, by $500 for July 2002 through August 2002, by $743 for September 2002 through December 2002 and at various amounts through February 2005 rent expense for the year ended September 30, 2003 amounted to $49,868. The total minimum lease payments due under this non-cancelable lease is as follows:


                          2003                  $         44,594
                          2004                            45,914
                          2005                            21,110
                                                ----------------
                         Total                  $        111,618
                                                ================

NOTE 8 - EQUITY TRANSACTIONS

         Preferred Stock

         The Company has authorized 1,000,000 shares of non-participating, cumulative preferred stock with a par value $0.001 per share. Each preferred stockholder is entitled to one vote for each one share of preferred stock with respect to proposed revisions to the existing Articles of Incorporation or By-laws by the Corporation affecting the rights of the preferred stockholders.

         On January 18, 2002, the Company issued 10,000 shares of preferred stock for $50,000 or $5.00 per share.

         On September 14, 2002, the Company issued 2,000 shares of preferred stock for $10,000, or $5.00 per share.

         Common Stock

         On July 10, 2001, the Company issued 6,235,434 shares of common stock to founding shareholders for services valued at $6,225, or par value.

         On July 10, 2001, the Company issued 3,305,532 shares of common stock for cash of $120,000, or $0.036 per share.

         On July 10, 2001, the Company issued 1,001,676 shares of common stock for cash of $50,000, or $0.05 per share.

         On September 5, 2001, the Company issued 233,725 shares of common stock for cash of $70,000, or $0.30 per share.

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 8 - EQUITY TRANSACTIONS (Continued)

         Common Stock (Continued)

         On September 6, 2001, the Company issued 25,042 shares of common stock for cash of $10,000, or $0.40 per share.

         On September 6, 2001, the Company issued 35,059 shares of common stock for cash of $7,500 and a subscription receivable of $3,000, or $0.30 per share.

         On September 14, 2001, the Company issued 153,757 shares of common stock for cash of $46,050, or $0.40 per share.

         On September 20, 2001, the Company issued 25,042 shares of common stock for cash of $10,000, or $0.40 per share.

         On October 15, 2001, the Company cancelled 10,017 shares of common stock issued for a stock subscription receivable in the amount of $3,000.

         During fiscal year 2002, the Company completed a private placement of its common stock. Between November 15, 2001 and September 5, 2002, the Company issued 1,380,767 shares of common stock at $0.416 per share, or $576,000. Expenses totaling $10,348 have been recognized as stock offering costs related to the private placement.

         During the year ended September 30, 2003, the Company issued 464,678 shares of common stock at $0.50 per share for cash pursuant to a private placement memorandum. The Company raised $231,950.

         From December 2002 to March 2003, the Company issued 55,092 shares of common stock for services valued at $0.50 per share. Total consideration for the services was $27,500.

         On March 31, 2003, the Company issued 1,527,044 shares of common stock as part of the recapitalization (Note 1).

         From April to September 2003, the Company issued 461,883 shares of common stock valued at $0.53 per share for total cash consideration of $244,859.

         Stock Options

         During the year September 30, 2003, the Company adopted the 2003 Long-Term Incentive Plan for employees, directors, and consultants. Options granted under the plan may be incentive stock options or nonstatutory stock options as determined by the board of directors or any of its committees at the time of grant. Stock purchase rights may also be granted under the plan. The maximum aggregate number of shares on which options may be granted is 3,000,000. The plan has a term of 10 years unless terminated earlier. The term of each option and exercise price shall be stated in the option agreement.

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 8 - EQUITY TRANSACTIONS (Continued)

         Stock Options (Continued)

         On February 6, 2003, the Company granted a consultant an option to purchase 325,000 shares of the Company's common stock at $0.50 per share. The option vested immediately and expires on May 1, 2007.

         The Company estimated the fair value of the stock option at the date of grant by using the Black-Scholes option pricing model based on the following assumptions: Risk-free interest rate of 2.16%; Expected life of 4.23 years; Expected volatility of 147%; and Dividend yield of 0.00%.

         On September 30, 2003, the Company granted officers of the Company options to purchase a total of 2,100,000 shares of the Company's common stock at $0.14 per share. The options vested immediately and expire on September 30, 2013.

         The Company estimated the fair value of the stock options at the date of grant by using the Black-Scholes option pricing model based on the following assumptions: Risk-free interest rate of 4.16%; Expected life of 10 years; Expected volatility of 429%; and Dividend yield of 0.00%.

         On September 30, 2003, the Company granted consultants options to purchase a total of 880,000 shares of the Company's common stock at $0.14 per share. The options vested immediately and expire on September 30, 2009.

         The Company estimated the fair value of the stock option at the date of grant by using the Black-Scholes option pricing model based on the following assumptions: Risk-free interest rate of 3.35%; Expected life of 6 years; Expected volatility of 429%; and Dividend yield of 0.00%.

         On May 1, 2002, the Company granted an officer and member of the board of directors an option to purchase 1,000,000 shares of the Company's common stock at $0.416 per share, or the equivalent price of the most recent sale of the Company's common stock for cash. The option vested immediately and expires on May 1, 2007.

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions: Risk-free interest rate of 4.56%; Expected life of 5 years; Expected volatility of 201.07%; and Dividend yield of 0.00%.

         All of the 2002 options were issued either at or above the fair value of the Company's common stock on the date of issue and no compensation expense was recognized.

         Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements

NOTE 8 - EQUITY TRANSACTIONS (Continued)

         Stock Options (Continued)

                                                          September 30,
                                                       2003          2002
              Net loss as reported                $ (1,364,679)  $  (874,200)
              Pro forma                             (1,658,679)   (1,281,077)
              Basic loss per share as reported           (0.10)  $     (0.08)
              Pro forma                                  (0.12)        (0.11)

         A summary of the status of the Company's stock option plans as of September 30, 2003 and 2002 and changes during the years ending on those dates is presented below:

                                                                 2003                          2002

                                                                 Weighted                        Weighted
                                                                  Average                         Average
                                                                  Exercise                        Exercise
                                                   Shares           Price           Shares          Price
                                                   ------           -----           ------          -----
         Outstanding, beginning of year             1,000,000   $       0.416              -  $           -
             Granted                                3,305,000            0.18      1,000,000          0.416
             Canceled                                       -               -              -              -
             Exercised                                      -               -              -              -

         Outstanding, end of year                   4,305,000   $        0.23      1,000,000  $       0.416

         Exercisable, end of year                   3,645,000   $        0.25      1,000,000  $       0.416

         Weighted average fair value of
          options and warrants granted
          during the year                                       $        0.17                 $       0.416

                                                              Outstanding                   Exercisable
                                          ------------------------------------------- ----------------------------
                                                                Weighted
                                                                Average    Weighted                    Weighted
                                               Number          Remaining    Average      Number        Average
                                            Outstanding       Contractual   Exercise   Exercisable     Exercise
                   Option Grants            at 9/30/03            Life       Price      at 9/30/03       Price
                   -------------            -----------       -----------  ---------   ------------  -----------
              Employee (5/1/02)              1,000,000            3.59      $   0.416     1,000,000  $      0.416
              Consultant (2/6/03)              325,000            3.59           0.50       325,000          0.50
              Officers (9/30/03)             2,100,000           10.00           0.14     2,100,000          0.14
              Consultant (9/30/03)             880,000            6.00           0.14       220,000          0.14

                                             4,305,000            7.51      $    0.23     3,355,000  $       0.25

                                      F-23

                       ARADYME CORPORATION AND SUBSIDIARY
                        (Formerly Albion Aviation, Inc.)
                          (A Development Stage Company)
                    Notes to the September 30, 2003 and 2002
                        Consolidated Financial Statements


NOTE 9 - SUBSEQUENT EVENTS

         In December 2003, the Company issued 371,924 shares of common stock for cash of approximately $154,700 or $0.416 per share.

         In December 2003, the Company issued 100,000 shares of common stock for cash of $50,000 or $0.50 per share.

         The Company granted 240,384 warrants exercisable at $1.00 with a life of 1 year to certain investors which was associated with 240,384 shares of common stock sold for cash in October 2003 at $0.416 per share.

         The Company hired an independent contractor to act as Vice President of Sales. This individual was issued 35,000 shares of common stock and granted 150,000 options.

         In January 2003, an officer of the Company converted $200,000 of debt to equity in accordance with the terms of a convertible note.