Form 10KSB/A
period 2003-09-30
ARADYME CORP
filed 2004-01-30
CIK 1123580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-KSB/A

                               ANNUAL REPORT UNDER
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                        Commission File Number 000-50038

                               ARADYME CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                                 33-0619254
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               677 East 700 South, Suite 201
                     American Fork, UT                             84003
         ----------------------------------------                ----------
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

                         Common stock, par value $0.001
                         ------------------------------
                                (Title of Class)

                                    PART III


     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         Our articles of incorporation provide for the election of the entire board of directors at each annual meeting of stockholders, with each director to serve until the next annual meeting and until such director's successor is elected and qualified.

         The following table sets forth the name, age and position of each of our current executive officers and directors:

      Name                Age                   Position
---------------------  ---------  ----------------------------------------------

James R. Spencer          39      Chief Executive Officer and Director
Kirk L. Tanner            45      President and Director
Merwin D. Rasmussen       50      Chief Financial Officer, Corporate Secretary
                                  and Director

         The principal occupation, title and business experience of our executive officers and directors during the last five years are indicated below.

         James R. Spencer became our chief executive officer on March 31, 2003, as a result of our reorganization with Aradyme Development Corporation. Mr. Spencer became chairman of our board in May 2003. Mr. Spencer served as chief executive officer of Aradyme Development Corporation from September 2001 through March 31, 2003, and was also a director from February 2001 through March 31, 2003. Before joining Aradyme Development Corporation, Mr. Spencer was a founder, senior partner, and president at Tanner Spencer Group, Orem, Utah, from June 1997 through June 2001, where he directed, consulted and executed marketing and general business strategies and tactics for both private and publicly-held companies and their products. He received his B.S. in Business Finance from Brigham Young University.

         Kirk L. Tanner became our president on March 31, 2003, as a result of our reorganization with Aradyme Development Corporation. Mr. Tanner served as president for Aradyme Development Corporation from September 2001 through March 31, 2003, and also as a director from February 2001 through March 31, 2003. Prior to joining Aradyme Development Corporation, Mr. Tanner was a founder, senior partner, and chief executive officer of Tanner Spencer Group, Orem, Utah, from June 1997 to June 2001, an entity which provided consulting, directing and executing marketing programs for both private and publicly-held companies. He earned a B.A. in advertising from Brigham Young University, Provo, Utah, and an M.S. in advertising from Northwestern University, Evanston, Illinois.

         Merwin D. Rasmussen became our corporate secretary on March 31, 2003, as a result of our reorganization with Aradyme Development Corporation. Mr. Rasmussen served as Aradyme Development Corporation's corporate secretary and a director from February 2001 through March 31, 2003. Mr. Rasmussen also has been an independent contract anesthetist since 1982 and Chief Obstetrical Department Anesthetist at Pioneer Valley Hospital since 1986. Mr. Rasmussen's anesthesia practice is conducted through Merwin D. Rasmussen, P.C., of which he is the president and only stockholder. From June 1995 to the present, Mr. Rasmussen has been an owner and director of Enviro Fresh, Inc., a finance company located in Salt Lake City, Utah. Additionally, he has conducted business as Eagle Rock

Funding, Salt Lake City, Utah, a mortgage finance company, since July 1999. Mr. Rasmussen was the manager/director of Synergy Limited, LLC, which owned and operated a Gold's Gym fitness franchise in West Valley City, Utah, from June 2001 through December 2003. Mr. Rasmussen received a degree in anesthesia in 1980 from Minneapolis School of Anesthesia.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons that own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of Aradyme Corporation. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all
Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended September 30, 2003, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of Aradyme Corporation, or any other person known to be subject to
Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that (a) James R. Spencer, Kirk L. Tanner, and Merwin D. Rasmussen each failed to file one report on Form 4 reporting our grant of options to purchase 700,000 shares of common stock; (b) Kirk L. Tanner and James R. Spencer failed to report on Form 4 our grant to them of the right to convert an obligation to their company, the Tanner Spencer Group, into common stock at any time after December 1, 2003; (c) Merwin D. Rasmussen failed to report on Form 4 our grant to him of the right to convert an obligation due him to common stock at any time after December 1, 2003, and his exercise of the conversion right in January 2004; and (d) Daniel Faust failed to file one report on Form 4 reporting the transfer of common stock in August 2003.

Code of Ethics

         We have adopted a code of ethics that applies to all of our employees, including our executive officers, a copy of which is included as an exhibit to this report.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, for the last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to any person who was our chief executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (the "Named Executive Officers"):

                                                                               Long-Term Compensation
                                                                           ------------------------------
                                             Annual Compensation                  Awards         Payouts
                                      ---------------------------------    --------------------- --------
            (a)               (b)        (c)         (d)          (e)         (f)        (g)       (h)      (i)
                                                                                      Securities
                                                                 Other                   Under
                                                                 Annual    Restricted    lying           All Other
                            Year                                Compen-      Stock     Options/  LTIP     Compen-
     Name and Principal     Ended       Salary                   sation     Award(s)    SARs     Payouts   sation
          Position          Sept. 30    ($)(1)        Bonus ($)    ($)         ($)     (no.)(2)     ($)      ($)
------------------------- ----------- ----------- ------------- ---------- ---------- ---------- -------- -----------
 James R. Spencer             2003      $107,500           --         --       --      700,000     --          --
   (CEO)(3)                   2002        90,000           --         --                 --        --          --
                              2001        12,000           --         --       --        --        --          --

 Kirk L. Tanner               2003       107,500           --         --       --      700,000     --          --
   President                  2002        90,000           --         --       --        --        --          --
                              2001        12,000           --         --       --        --        --          --

 Jehu Hand                    2003            --           --         --       --        --        --          --
   (CEO)(4)                   2002            --           --         --       --        --        --          --
                              2001            --           --         --       --        --        --          --

----------------
(1) Consists of amounts paid and accrued but not paid during the periods indicated.
(2) Options granted pursuant to 2003 Long-Term Incentive Plan.
(3) Served as chief executive officer April - December 2003.
(4) Served as chief executive officer from inception to March 2003.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the Named Executive Officers of Aradyme:

                                           Individual Grants
------------------------------------------------------------------------------------------------------
            (a)                     (b)               (c)          (d)                 (e)
                                                  Percent of
                                 Number of      Total Options/
                                 Securities      SARs Granted
                                 Underlying      to Employees   Exercise or
                                Options/SARs       During       Base Price           Expiration
           Name                 Granted (#)      Fiscal Year     ($/share)              Date
----------------------------  ---------------  --------------  -------------  ------------------------
James R. Spencer                700,000(1)         23.5%           $0.416            09/29/13
Kirk L. Tanner                  700,000(1)         23.5%            0.416            09/29/13

-----------------
(1) These options vest upon issuance, expire in September 2013, and may be exercised for cash or with stock then owned.

Aggregate Option/SAR Exercises In Last Fiscal Year And Year-End Option/SAR
Values

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year-end values of unexercised options and SARs:

      (a)                        (b)             (c)                      (d)                          (e)
                                                                 Number of Securities         Value of Unexercised
                               Shares                           Underlying Unexercised            In-the-Money
                               Acquired                         Options/SARs at Fiscal            Options/SARs
                               on                Value               Year-End (#)            at Fiscal Year-End ($)
                                Exercise       Realized              Exercisable/                 Exercisable/
     Name                         (#)            ($)               Unexercisable(1)             Unexercisable(2)
------------------------------ ----------- ---------------- -------------------------------- -----------------------
James R. Spencer                   --            --                   700,000/--                     --/--
Kirk L. Tanner                     --            --                   700,000/--                     --/--

Directors' Compensation

         Two of our directors are also executive officers who received compensation during the fiscal year ended September 30, 2003, as noted above. We accrued $53,750 as an account payable for contract services for fiscal year 2003 by Merwin D. Rasmussen, the other director and executive officer, and issued to him options to purchase 700,000 shares of common stock. We do not pay any separate fee or reimburse costs to members of our board of directors.

Employment Agreements

         We have not entered into executive employment agreements with our officers.


    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information with respect to beneficial ownership of the our common stock as of January 26, 2004, to the extent known to us, of each of our executive officers and directors, each person known to us to be the beneficial owner of more than 5% of the outstanding shares of any class of our stock, and all directors and officers as a group:

Name and Address of Person or Group              Nature of Ownership                   Amount       Percent(1)
-----------------------------------              -------------------                   ------       ----------
Principal Stockholders:
-----------------------
  Daniel Faust                                   Common stock                         1,675,000        9.6%
  276 East Main                                  Options                                200,000        1.1
  Duchesne, UT  84021                                                                ----------
                                                                                      1,875,000       10.7

  Leonard Cooke                                  Common stock                         2,000,000       11.5
  Post Office Box 1394                           Options                                200,000        1.1
  St. George, UT  84770                                                              ----------
                                                                                      2,200,000       12.5

Name and Address of Person or Group              Nature of Ownership                   Amount       Percent(1)
-----------------------------------              -------------------                   ------       ----------
  Lynn Rob Ledbetter                             Common stock                         1,519,513        8.7
  4441 North Bedford Drive
  Provo, UT 84604

  J. Andreas Brenner                             Common stock                         1,000,000        5.8
  2139 Camden Way
  Clearwater, FL 33755

  James R. Spencer                               Common stock                           977,250        5.6
  558 West 1300 North                            Options                                700,000        3.9
  Orem, UT  84057                                Conversion rights(2)                   391,757        2.2
                                                                                     ----------
                                                                                      2,069,007       11.2

  Kirk L. Tanner                                 Common stock                           975,250        5.6
  916 East 25 South                              Options                                700,000        3.9
  Linden, UT  84042                              Conversion rights(2)                   391,757        2.2
                                                                                     ----------
                                                                                      2,067,007       11.2

  Merwin D. Rasmussen                            Common Stock(3)                      2,706,429       15.6
  5722 South 1300 West                           Options                              1,700,000        8.9
  Salt Lake City, UT  84123                      Conversion rights(4)                   557,407        3.1
                                                                                     ----------
                                                                                      4,963,836       25.3
Directors:
----------
  James R. Spencer............................                 ----------See above----------
  Kirk L. Tanner..............................                 ----------See above----------
  Merwin D. Rasmussen.........................                 ----------See above----------

 All Executive Officers and Directors as a
Group  (3 persons):...........................   Common Stock(3)                      4,658,929       26.8
                                                 Options                              3,100,000       15.1
                                                 Conversion rights(2)(4)              1,340,921        7.2
                                                                                     ----------
                                                 Total                                9,099,850       41.7
                                                                                     ==========

(1) Calculations of percentages of ownership for each person or group assume the exercise of options or conversion rights held by that person or group to which the percentage relates, including options not yet fully vested.
(2) Consists of the right to convert the principal and accrued interest as of December 31, 2003, of outstanding indebtedness into shares of common stock. See "Item 12. Certain Relationships and Related Transactions." The conversion rights of each of Messrs. Spencer and Tanner consist of his one-half of the 783,514 shares issuable to the Tanner Spencer Group on the conversion of amounts due it.
(3) Includes 1,731,429 shares of common stock owned by Enviro Fresh, Inc., of which Mr. Rasmussen is president and sole stockholder.
(4) Consists of the right to convert indebtedness into 557,407 shares of common stock at December 31, 2003, owned by Enviro Fresh, Inc., of which Mr. Rasmussen is president and sole stockholder. See "Item 12. Certain Relationships and Related Transactions."


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

The Reorganization with Aradyme Development Corporation

         On March 31, 2003, our corporation, previously known as Albion Aviation, Inc., a Delaware corporation, completed a reorganization with Aradyme Development Corporation, a Nevada corporation, in which, Albion, which then had approximately 1.5 million shares issued and outstanding, issued an aggregate of approximately 13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme Development stockholders. Options to purchase 1.0 million shares of Aradyme Development at $0.416 and approximately 300,000 shares of common stock at $0.50 per share were converted into options to purchase the same number of shares of Albion common stock on the same terms.

         As a result of the acquisition, Aradyme Development became a wholly-owned subsidiary of Albion, the president of Aradyme Development was appointed the president of Albion, and the other officers and directors of Aradyme Development became the officers and directors of Albion. Aradyme Development's board of directors and management team continued Aradyme Development's business as Albion's new operating subsidiary. Albion changed its name to Aradyme Corporation in connection with the reorganization.

         Jehu Hand, sole director, officer and principal stockholder of Albion at the time of the reorganization owned 815,800 shares of our common stock, or approximately 53.4% of our issued and outstanding stock at the time of the reorganization.

         The terms of the foregoing transaction were the result of arm's length negotiations.

Transfer of Svetlana Aviation

         During March 2003, we discontinued the operations of our wholly-owned subsidiary, Svetlana Aviation, and subsequently authorized the sale of the line of business on April 22, 2003, to Jehu Hand, sole director, officer and principal stockholder of Albion at the time of the reorganization with Aradyme Development, in consideration of his assumption of the Svetlana liabilities. Assets and liabilities applicable to Svetlana at March 31, 2003, were $54,535 and $66,870, respectively. During the quarter ended June 30, 2003, the Company completed the sale of Svetlana.

Option Grants

         On September 30, 2003, we agreed to issue to each of our directors 700,000 options to purchase common stock, with an exercise price of $0.416 per share under our 2003 Long-Term Incentive Plan. As of the date of grants, the market price for our common stock was approximately $0.14. These options vested upon issuance, expire in September 2013, and may be exercised for cash or with stock then owned.

         On September 30, 2003, we also granted options to purchase an aggregate of 880,000 shares of common stock at $0.416 per share to other consultants, including options to purchase 200,000 shares to Daniel Faust and 200,000 shares to Leonard Cooke, both of whom are principal stockholders. These options vest one-fourth on the date of grant and one-fourth each year thereafter until fully vested.

Modification and Documentation of Obligations

         Effective September 29, 2003, we entered into a Modification and Documentation of Obligations agreement with Merwin D. Rasmussen, an officer, director and principal stockholder. Under this agreement, we granted to Rasmussen's affiliate, Enviro Fresh, Inc., the right, exercisable at any time between December 1, 2003, and five days after payment in full of the amount due on a $200,000 line of credit advanced by Enviro Fresh, Inc., to convert all or any part of the principal of and interest on the line of credit to common stock at a conversion price of $0.14 per share, which was the market price for the common stock on September 29, 2003. As of September 30, 2003, the outstanding principal and interest due on this obligation aggregated $228,994. In addition, provided that Enviro Fresh, Inc. convert all of the line of credit to common stock at any time on or before May 1, 2007, and return to us Rasmussen's option to purchase 1,000,000 shares of common stock at $0.416 per share or the option shares issued on the exercise thereof, we shall grant to Rasmussen the nonexclusive, royalty-free right to use all of the then-existing, current versions of the source code, all then-current versions of all the derivative works, and all then-current intellectual properties for his own use and benefit and without the participation in the Company. Further, we issued to Enviro Fresh, Inc. a promissory note in the principal amount of $75,000, bearing interest at 8% per annum (15% per annum after default), to document aggregate cash advances by Enviro Fresh, Inc. to us of $75,000. As of September 30, 2003, the interest accrued on such advances totaled $1,524. Enviro Fresh may convert all or any part of the principal of and interest on the $75,000 promissory note as of the conversion date to common stock at a conversion price of $0.14 per share, which was the market price for the common stock on September 30, 2003.

Tanner Spencer Group

         In August 2001, we acquired certain assets from the Tanner Spencer Group, which is owned by Kirk L. Tanner and James R. Spencer, officers and directors, under an asset purchase agreement under which we were obligated to pay principal and interest aggregating $105,456 as of September 30, 2003. Because of our ongoing shortages of working capital and cash, effective September 30, 2003, we determined to provide to the Tanner Spencer Group the right to convert the amount due and owing on such obligation to common stock at $0.14 per share, the trading price for our common stock at the date such conversion right was granted. The Tanner Spencer Group has the right to convert the principal of and accumulated but unpaid interest on such obligation to common stock at any time after December 1, 2003, and five days after the date of payment by the corporation of the total amount due it.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

    Exhibit
    Number                               Title of Document                                      Location
---------------  -------------------------------------------------------------------  ------------------------------
   Item 2.       Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                 Succession
--------------------------------------------------------------------------------------------------------------------
     2.01        Reorganization Agreement between Albion Aviation, Inc. and           Incorporated by reference from
                 Aradyme Development Corporation dated February 7, 2003               the current report on Form 8-K
                                                                                      dated March 31, 2003, filed
                                                                                      April 8, 2003.

   Item 3.       Articles of Incorporation and Bylaws
--------------------------------------------------------------------------------------------------------------------
     3.01        Certificate of Incorporation of Albion Ventures, Inc. dated April    Incorporated by reference
                 18, 1994                                                             from the registration
                                                                                      statement on Form S-1 filed
                                                                                      September 26, 2000 (file no.
                                                                                      333-46672).

    Exhibit
    Number                               Title of Document                                      Location
---------------  -------------------------------------------------------------------  ------------------------------
     3.02        Certificate of Amendment to Certificate of Incorporation of          Incorporated by reference
                 Albion Ventures, Inc. (changing name to Albion Aviation, Inc.)       from the registration
                 dated May 16, 2000                                                   statement on Form S-1 filed
                                                                                      September 26, 2000 (file no.
                                                                                      333-46672).

     3.03        Bylaws                                                               Incorporated by reference
                                                                                      from the registration
                                                                                      statement on Form S-1 filed
                                                                                      September 26, 2000 (file no.
                                                                                      333-46672).

     3.04        Certificate of Amendment to Certificate of Incorporation filed       Incorporated by reference
                 January 9, 2003 (changing name to Aradyme Corporation)               from the annual report on
                                                                                      Form 10-KSB dated January 13, 2004,
                                                                                      filed January 14, 2004.

   Item 4.       Instruments Defining the Rights of Holders, Including Debentures
--------------------------------------------------------------------------------------------------------------------
     4.01        Specimen stock certificate                                           Incorporated by reference
                                                                                      from the annual report on
                                                                                      Form 10-KSB dated January
                                                                                      13, 2004, filed January 14,
                                                                                      2004.

     4.02        Form of Certificate of Designation, Series A Preferred Stock         Incorporated by reference
                                                                                      from the current report on
                                                                                      Form 8-K dated March 31,
                                                                                      2003, filed April 8, 2003.

   Item 10.      Material Contracts
--------------------------------------------------------------------------------------------------------------------
    10.01        Loan Documents with Greentree Financial dated October 23, 1998       Incorporated by reference
                                                                                      from amendment no. 1 to the
                                                                                      registration statement on
                                                                                      Form SB-2/A filed January 5,
                                                                                      2001 (file no. 333-46672).

    10.02        Funding Agreement between Jehu Hand and Albion Aviation, Inc.        Incorporated by reference
                 dated December 28, 2000                                              from amendment no. 1 to the
                                                                                      registration statement on
                                                                                      Form SB-2/A filed January 5,
                                                                                      2001 (file no. 333-46672).

    Exhibit
    Number                               Title of Document                                      Location
---------------  -------------------------------------------------------------------  ------------------------------
    10.03        Software License Agreement between Dan Faust and Systems             Incorporated by reference
                 Research, Inc. dated April 28, 2001                                  from the annual report on
                                                                                      Form 10-KSB dated January 13,
                                                                                      2004, filed January 14, 2004.

    10.04        Stock Purchase Agreement between Jehu Hand and Aradyme               Incorporated by reference
                 Corporation dated March 20, 2003                                     from the annual report on
                                                                                      Form 10-KSB dated January 13,
                                                                                      2004, filed January 14, 2004.

    10.05        Form of Convertible Promissory Note with schedule                    Incorporated by reference
                                                                                      from the annual report on
                                                                                      Form 10-KSB dated January
                                                                                      13, 2004, filed January 14,
                                                                                      2004.

    10.06        Modification and Documentation of Obligations effective September    Incorporated by reference
                 29, 2003                                                             from the annual report on
                                                                                      Form 10-KSB dated January
                                                                                      13, 2004, filed January 14,
                                                                                      2004.

    10.07        2003 Long-Term Incentive Plan                                        Incorporated by reference
                                                                                      from the annual report on
                                                                                      Form 10-KSB dated January 13,
                                                                                      2004, filed January 14, 2004.

    10.08        Conversion letter regarding obligation due the Tanner Spencer        This filing
                 Group dated September 30, 2003

   Item 14.      Code of Ethics
--------------------------------------------------------------------------------------------------------------------
    14.01        Aradyme Corporation Code of Ethics                                   This filing

   Item 16.      Letter on Change of Certifying Accountant
--------------------------------------------------------------------------------------------------------------------
    16.01        Letter dated May 20, 2003, from Tanner + Co. to Securities and       Incorporated by reference
                 Exchange Commission                                                  from the current report on
                                                                                      Form 8-K dated May 16, 2003,
                                                                                      filed May 21, 2003.

    Exhibit
    Number                               Title of Document                                      Location
---------------  -------------------------------------------------------------------  ------------------------------
   Item 21.      Subsidiaries of the Registrant
--------------------------------------------------------------------------------------------------------------------
    21.01        Schedule of subsidiaries                                             Incorporated by reference
                                                                                      from the annual report on
                                                                                      Form 10-KSB dated January
                                                                                      13, 2004, filed January 14,
                                                                                      2004.

   Item 31.      Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------------------------------------------
    31.01        Certification of Principal Executive Officer Pursuant to             This filing
                 Rule 13a-14

    31.02        Certification of Principal Financial Officer Pursuant to             This filing
                 Rule 13a-14

   Item 32       Section 1350 Certifications
--------------------------------------------------------------------------------------------------------------------
    32.01        Certification of Chief Executive Officer Pursuant to                 Included in the annual
                 18 U.S.C. Section 1350, as Adopted Pursuant to                       report on Form 10-KSB dated
                 Section 906 of the Sarbanes-Oxley Act of 2002                        January 13, 2004, filed
                                                                                      January 14, 2004.

    32.02        Certification of Chief Financial Officer Pursuant to                 Included in the annual
                 18 U.S.C. Section 1350, as Adopted Pursuant to                       report on Form 10-KSB dated
                 Section 906 of the Sarbanes-Oxley Act of 2002                        January 13, 2004, filed
                                                                                      January 14, 2004.

-----------------------
* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

         (b) Reports on Form 8-K: We did not file any report on Form 8-K for the three months ended September 30, 2003.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ARADYME CORPORATION

Date: January 30, 2004                   By /s/ James R. Spencer
                                            ------------------------------------
                                            James R. Spencer
                                            Its Principal Executive Officer

Date: January 30, 2004                   By /s/ Merwin D. Rasmussen
                                            ------------------------------------
                                            Merwin D. Rasmussen, Secretary
                                            Its Principal Financial and
                                            Accounting Officer

         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 30, 2004                      /s/ James R. Spencer
                                            ------------------------------------
                                            James R. Spencer, Chairman

                                            /s/ Merwin D. Rasmussen
                                            ------------------------------------
                                            Merwin D. Rasmussen, Director

                                            /s/ Kirk L. Tanner
                                            ------------------------------------
                                            Kirk L. Tanner, Director