Form 10QSB
period 2003-12-31
ARADYME CORP
filed 2004-02-23
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED December 31, 2003



                          Commission File No. 000-50038


                               ARADYME CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   33-0619254
                        ---------------------------------
                        (IRS Employer Identification No.)

                          677 East 700 South, Suite 201
                            American Fork, Utah 84003
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (801) 756-9585
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of February 20, 2004, was 18,765,110.

         Transitional Small Business Disclosure Format (Check one): Yes[X] No[ ]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Our unaudited consolidated balance sheet at December 31, 2003, and our audited consolidated balance sheet at September 30, 2003, and the related unaudited consolidated statements of operations and cash flows for the three-month periods ended December 31, 2003 and 2002, are attached hereto.

                               ARADYME CORPORATION AND SUBSIDIARY
                                  (A Development Stage Company)
                                   Consolidated Balance Sheets


                                             ASSETS

                                                                               December 31,        September 30,
                                                                                   2003                2003
                                                                              ---------------     --------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                       $        89,260     $       55,296
   Accounts receivable                                                                  9,625                  -
                                                                              ---------------     --------------
     Total Current Assets                                                              98,885             55,296
                                                                              ---------------     --------------
PROPERTY AND EQUIPMENT, NET                                                           109,354            121,574
                                                                              ---------------     --------------
OTHER ASSETS

   Other assets                                                                             -                259
   Deposits and prepaid expenses                                                        3,958              3,958
                                                                              ---------------     --------------
     Total Other Assets                                                                 3,958              4,217
                                                                              ---------------     --------------
     TOTAL ASSETS                                                             $       212,197     $      181,087
                                                                              ===============     ==============




       The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               ARADYME CORPORATION AND SUBSIDIARY
                                  (A Development Stage Company)
                             Consolidated Balance Sheets (Continued)


                             LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                               December 31,        September 30,
                                                                                   2003                2003
                                                                              ---------------     --------------
                                                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                           $       144,868     $      169,782
   Accounts payable - related party                                                    62,500             80,300
   Accrued expenses                                                                   168,981            146,285
   Notes payable - related party                                                      358,840            358,840
   Notes payable                                                                      215,000            135,000
                                                                              ---------------     --------------

       Total Current Liabilities                                                      950,189            890,207
                                                                              ---------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Preferred stock: 1,000,000 shares authorized of $0.001 par value,
    12,000 and 12,000 shares issued and outstanding, respectively                          12                 12
  Common stock: 50,000,000 shares authorized of $0.001 par value,
    15,642,425 and 15,135,501 shares issued and outstanding, respectively              15,642             15,135
  Additional paid-in capital                                                        1,971,655          1,733,392
  Deficit accumulated during the development stage                                 (2,725,301)        (2,457,659)
                                                                              ---------------     --------------
       Total Stockholders' Deficit                                                   (737,992)          (709,120)
                                                                              ---------------     --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $       212,197     $      181,087
                                                                              ===============     ==============


      The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                     4

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                  (A Development Stage Company)
                               Consolidated Statements of Operations and Other Comprehensive Loss
                                                           (Unaudited)


                                                                                                                      From
                                                                                                                    Inception
                                                                                                                   February 13,
                                                                        For the Three Months Ended                 2001, Through
                                                                                December 31,                        December 31,
                                                                          2003                 2002                    2003
                                                                    --------------        ---------------        -----------------
REVENUES                                                            $       17,000        $        15,995        $          86,731
                                                                    --------------        ---------------        -----------------
OPERATING EXPENSES

Depreciation and Amortization                                               12,220                  7,668                  100,797
Rent                                                                        12,270                 15,474                  127,022
Contract services                                                          160,428                152,387                1,864,405
General and administrative                                                  75,263                 34,300                  613,324
                                                                    --------------        ---------------        -----------------
       Total Operating Expenses                                            260,181                209,829                2,705,548
                                                                    --------------        ---------------        -----------------
LOSS FROM OPERATIONS                                                      (243,181)              (193,834)              (2,618,817)
                                                                    --------------        ---------------        -----------------
OTHER INCOME (EXPENSE)

  Loss on sale of marketable securities                                          -                      -                   (6,804)
  Gain on sale of assets                                                         -                      -                   10,342
  Interest expense                                                         (24,461)                  (103)                (110,022)
                                                                    --------------        ---------------        -----------------
       Total Other Income (Expense)                                        (24,461)                  (103)                (106,484)
                                                                    --------------        ---------------        -----------------
NET LOSS                                                                  (267,642)              (193,937)              (2,725,301)
                                                                    --------------        ---------------        -----------------
OTHER COMPREHENSIVE LOSS

Unrealized loss on available-for-sale securities                                 -                 22,000                        -

TOTAL COMPREHENSIVE LOSS                                            $     (267,642)       $      (215,937)       $      (2,725,301)
                                                                    ==============        ===============        =================

BASIC AND DILUTED LOSS PER SHARE                                    $        (0.02)       $         (0.02)
                                                                    ==============        ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           15,386,312             12,605,674
                                                                    --------------        ---------------


              The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                              5

                                       ARADYME CORPORATION AND SUBSIDIARY)
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                                        From
                                                                                                                     Inception on
                                                                                                                    February 13,
                                                                                   For the Three Months Ended       2001, Through
                                                                                          December 31,               December 31,
                                                                                    2003              2002               2003
                                                                              ----------------  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                          $       (267,642) $       (193,937)  $     (2,725,301)

   Net loss
   Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                      12,220             7,668            100,797
     Bad debt                                                                                -                 -             15,247
     Loss on sale of marketable securities                                                   -                 -              6,804
     Gain on disposal of assets                                                              -                 -            (10,342)
     Warrants and options issued below market value                                     17,425                 -            190,526
     Common stock issued for services                                                   16,625                 -             50,350
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                                  (9,625)           (4,100)            (9,625)
     Decrease in employee advances                                                           -               100                  -
     Decrease in deposits and prepaids                                                     340                 -              3,877
     Increase (decrease) in accounts payable and related party payables                (42,795)          (13,056)           269,228
     Increase in accrued expenses                                                       22,696            14,316            168,981
     (Decrease) in deferred revenue                                                          -            (5,400)                 -
                                                                              ----------------  ----------------   ----------------
         Net Cash Used by Operating Activities                                        (250,756)         (194,409)        (1,939,458)
                                                                              ----------------  ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of marketable securities                                               -                 -             50,196
   Purchase of fixed assets                                                                  -            (8,250)           (30,407)
                                                                              ----------------  ----------------   ----------------
         Net Cash Used by Investing Activities                                               -            (8,250)            19,789
                                                                              ----------------  ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                          80,000                 -            220,000
   Payments on notes payable                                                                 -                 -             (5,000)
   Proceeds from related party notes payable                                                 -                 -            358,738
   Payments on related party notes payable                                                   -                 -           (157,897)
   Preferred stock issued for cash                                                           -                 -             60,000
   Common stock issued for cash                                                        204,720           199,450          1,571,079
   Payments on leases payable                                                                -              (525)           (27,643)
   Stock offering costs                                                                      -                 -            (10,348)
                                                                              ----------------  ----------------   ----------------
         Net Cash Provided by Financing Activities                                     284,720           198,925          2,008,929
                                                                              ----------------  ----------------   ----------------
NET INCREASE (DECREASE) IN CASH                                                         33,964            (3,734)            89,260

CASH AT BEGINNING OF PERIOD                                                             55,296            47,032                  -
                                                                              ----------------  ----------------   ----------------
CASH AT END OF PERIOD                                                         $         89,260  $         43,298   $         89,260
                                                                              ================  ================   ================



                  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                 6

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)


                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                     February 13,
                                                                                 For the Three Months Ended          2001, Through
                                                                                         December 31,                December 31,
                                                                                    2003              2002               2003
                                                                              ----------------  ---------------    ----------------
CASH PAID FOR:

   Interest                                                                   $              -  $              -   $         30,755
   Income taxes                                                               $              -  $              -   $              -

NON-CASH TRANSACTIONS:

   Fixed assets acquired under a note payable                                 $              -  $              -   $        186,658
   Common stock issued for investment                                         $              -  $              -   $         57,000
   Common stock issued for services                                           $         16,625  $              -   $         50,350
   Warrants and options granted below market value                            $         17,425  $              -   $        190,526


                  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                7

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                    December 31, 2003 and September 30, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2003, filed January 14, 2004. Operating results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is in the process of negotiating additional contracts to increase revenues. Management estimates that the Company will require approximately $1,000,000 in cash to fund its activities through September 30, 2004, which it will seek to obtain principally through the sale of securities. The Company expects that additional capital will be required in future fiscal years if it is unable to generate sufficient revenues from commercialization of its products. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                    December 31, 2003 and September 30, 2003


NOTE 3 - MATERIAL EVENTS

         In October through December 2003, the Company issued 371,924 shares of common stock for cash of approximately $154,720, or $0.416 per share.

         In December 2003, the Company issued 100,000 shares of common stock for cash of $50,000, or $0.50 per share.

         The Company granted one-year warrants to purchase 240,384 shares at $1.00 per share to an investor associated with the issuance of 240,384 shares of common stock for cash in October 2003 at $0.416 per share.

         In conjunction with an agreement with an independent contractor to provide executive services, on December 2, 2003, the Company agreed to issue such contractor 35,000 shares of common stock and granted him options to purchase 150,000 shares of common stock at $0.50 per share, vesting over three years with 25% vested upon issue and 25% vesting on each of the first three anniversaries, exercisable on or before December 2, 2009. The Company recorded $16,625 in expense associated with the issuance of stock and $17,425 associated with the issuance of options.

NOTE 4 - STOCK OPTIONS AND WARRANTS

         In conjunction with an independent contractor agreement, the Company granted options to purchase 150,000 shares of common stock at $0.50 per share, vesting over three years with 25% vested upon issue and 25% vesting on each of the first three anniversaries, exercisable on or before December 2, 2009.

         In conjunction with the sale of stock for cash, the Company issued warrants to purchase 240,384 shares of common stock at $1.00 per share. The warrants vested immediately and expire on October 17, 2004.

         The Company estimated the fair value of the stock option at the date of grant by using the Black-Scholes option pricing model based on the following assumptions: Risk-free interest rate of 1.53%; expected life of six years; expected volatility of 203%; and dividend yield of 0.00%.

         All of the options issued to employees for services were issued either at or above the fair value of the Company's common stock on the date of issue, and no compensation expense was recognized. No options were issued to employees during the periods ended December 31, 2003 and 2002.

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                    December 31, 2003 and September 30, 2003

NOTE 4 - STOCK OPTIONS AND WARRANTS (Continued)

         A summary of the status of the Company's stock options and warrants as of December 31, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                                                 2003                        2002
                                                         ----------------------     -------------------------
                                                                      Weighted                      Weighted
                                                                       Average                       Average
                                                                      Exercise                      Exercise
                                                           Shares       Price         Shares          Price
                                                         ---------   ----------      ---------    -----------
              Outstanding, beginning of period           4,305,000   $     0.42      1,000,000    $      0.42
                  Granted                                  390,384         0.53              -              -
                  Canceled                                       -            -              -              -
                  Exercised                                      -            -              -              -
                                                         ---------   ----------      ---------    -----------
              Outstanding, end of year                   4,695,384   $     0.45      1,000,000    $      0.42
                                                         ---------   ----------      ---------    -----------
              Exercisable, end of year                   3,922,884   $     0.46      1,000,000    $      0.42
                                                         ---------   ----------      ---------    -----------

                                                           Outstanding                         Exercisable
                                           -----------------------------------------   -------------------------
                                                             Weighted
                                                              Average      Weighted                     Weighted
                                               Number        Remaining      Average        Number        Average
                                            Outstanding     Contractual    Exercise     Exercisable     Exercise
                   Option Grants            at 12/31/03         Life         Price      at 12/31/03       Price
                   -------------            -----------     -----------    ---------    -----------    ----------
              Employee (5/1/02)              1,000,000            3.42    $     0.42     1,000,000    $      0.42
              Consultant (2/6/03)              325,000            3.42          0.50       325,000           0.50
              Officers (9/30/03)             2,100,000            9.74          0.42     2,100,000           0.42
              Consultant (9/30/03)             880,000            5.73          0.42       220,000           0.42
              Investor warrants
                (10/17/03)                     240,384            0.79          1.00       240,384           1.00
              Consultant (12/2/03)             150,000            5.93          0.50        37,500           0.50
                                             ---------       ---------    ----------     ---------    -----------
                                             4,695,384            6.60    $     0.45     3,922,884    $      0.46
                                             =========       =========    ==========     =========    ===========

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                    December 31, 2003 and September 30, 2003

NOTE 5 - SUBSEQUENT EVENTS

         In January 2004, an officer of the Company converted $200,000 of debt, plus accrued interest, into 1,731,429 shares of common stock in accordance with the terms of a convertible note.

         In February 2004, the Company issued 1,391,256 shares of common stock for cash of $695,628, or $0.50 per share.

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

Liquidity and Capital Resources

         As of December 31, 2003, we had negative working capital of $851,304, as compared to negative working capital of $834,911 as of September 30, 2003. As of December 31, 2003, we had a deficit accumulated during the development stage of $2,725,301 and a total stockholders' deficit of $737,992, as compared to a stockholders' deficit of $709,120 as of September 30, 2003. The auditors' report for the year ended September 30, 2003, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the three months ended December 31, 2003, we used $250,756 in cash for operating activities, which was provided by net cash of $284,720 provided by financing activities resulting in a $33,964 increase in cash during the period. Financing activities provided cash of $204,720 from the sale of common stock and $80,000 from proceeds from a note payable. From inception through December 31, 2003, we required an aggregate of $1,939,458 in cash to fund our operating activities, provided by $19,789 from investing activities and $2,008,929 from financing activities, consisting of $1,620,731 in net proceeds from the sale of common and preferred stock and $578,738 in advances from related parties and others.

         We estimate that we will require approximately $1,000,000 in cash to fund our activities through September 30, 2004, which we will seek to obtain principally through the sale of securities. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. We expect that additional capital will be required in future fiscal years if we are unable to generate sufficient revenues from commercialization of our database management systems.

Results of Operations

         Our revenues from the commercialization of our database management system were relatively immaterial in amount at $17,000 or less during both the three months ended December 31, 2003 and 2002, as compared to our ongoing substantial operating expenses.

         Our principal operating expense is for employee and consultant contract services with those providing principal technical and other services. We obtain required technical and other services under independent contractor relationships accounted for as consulting services, but intend to convert some of these independent contractors to employees, which could increase our costs for payroll burdens and employee benefits. Contract services increased 5.3% for the three months ended December 31, 2003, as compared to the same quarter a year earlier, as we increased our efforts to bring our initial products to market. General and administrative costs increased 119.4% during the three months ended December 31, 2003, as compared to the previous fiscal year, reflecting increased product development activity.

         As noted above, we obtain most of our technical services under independent contractor agreements with consultants and record the related costs as contract services separate from general and administrative expenses. If contract services and general and administrative services were reported together, the combined amount of $235,691 for the quarter ended December 31, 2003, would be an increase of $49,004, or 26.2%, over the $186,687 for the same quarter in the preceding fiscal year.

         Other operating expenses did not vary materially in the three-month interim periods ended December 31 in the current fiscal year as compared to a year earlier.

         Because of this early stage of our business development, revenue and operating expense comparisons between various interim periods may not be indicative of expected future results of operations. Generally, we expect that operating expenses will continue to grow during the ongoing initial marketing efforts as anticipated increased sales will require additional expenditures for sales and marketing and implementation services. It may be some time before our sales and marketing and implementation resources are capable of supporting substantially expanded sales without corresponding increases in operating expenses.

         Other income and expenses during the three months ended December 31, 2003, consist principally of interest accrued on borrowings from a related party. We had insignificant interest because of an insignificant amount of borrowings during the first quarter of the preceding fiscal year.

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

         Revenue Recognition

         We recognize revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We define each of these four criteria as follows:

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

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated.


                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

                        ITEM 2. CHANGES IN SECURITIES AND
              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         During the quarter ended December 31, 2003, we issued an aggregate of 506,924 shares of common stock in the following transactions:

         During the quarter ended December 31, 2003, we sold an aggregate of 371,924 shares of our restricted common stock for cash of $154,720, or $0.416 per share, and an aggregate of 100,000 shares of our common stock for cash of $50,000, or $0.50 per share, to five people, one of whom was an accredited investor and one of whom was not a U.S. citizen or resident. During such quarter, the market price for our common stock ranged from approximately $0.13 to $0.70 per share. Prior to investing, each of the foregoing investors had access to our periodic reports filed under the Securities Exchange Act and was provided with information about our business and financial condition, risks and prospects.

         In conjunction with the sale of shares of stock for cash to the accredited investor as described above, we issued warrants to purchase 240,384 shares of common stock at $1.00 per share. The warrants vested immediately and expire on October 17, 2004. During such quarter, the market price for our common stock ranged from approximately $0.13 to $0.70 per share. Prior to investing, the foregoing investor had access to our periodic reports filed under the Securities Exchange Act and was provided with information about our business and financial condition, risks and prospects.

         In conjunction with an agreement with an independent contractor to provide executive services, on December 2, 2003, we agreed to issue such contractor 35,000 shares of common stock and granted him options to purchase 150,000 shares of common stock at $0.50 per share, vesting over three years with 25% vested upon issue and 25% vesting on each of the first three anniversaries, exercisable on or before December 2, 2009. On the date this option was granted, the market price for our common stock was approximately $0.46 per share. Prior to investing, the foregoing investor had access to our periodic reports filed under the Securities Exchange Act and was provided with information about our business and financial condition, risks and prospects.

         All of the foregoing transactions were the result of arm's-length negotiations. Each investor was provided with our business and financial information, including access to our periodic reports as filed with the Securities and Exchange Commission, and the opportunity to ask questions directly of our executive officers. Each purchaser acknowledged in writing that the securities purchased were restricted securities taken for investment and that the certificates representing the shares would bear a restrictive legend. The certificates for the shares issued in the transactions bear a restrictive legend conspicuously on their face, and stop-transfer instructions are noted respecting the certificates on our stock transfer records. No underwriter participated in the foregoing placement of securities. The foregoing transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 of Regulation D thereunder.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed as a part of this report:

                    SEC
   Exhibit       Reference
   Number         Number                             Title of Document                                Location
-------------- --------------  ---------------------------------------------------------------  ---------------------
   Item 31                     Rule 13a-14(a)/15d-14(a) Certifications
-------------- --------------  ---------------------------------------------------------------  ---------------------
    31.01           31         Certification of Principal Executive Officer Pursuant to Rule    Attached
                               13a-14
    31.02           31         Certification of Principal Financial Officer Pursuant to         Attached
                               Rule 13a-14

-------------- --------------  ---------------------------------------------------------------  ---------------------
   Item 32                     Section 1350 Certifications
-------------- --------------  ---------------------------------------------------------------  ---------------------
    32.01           32         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     Attached
                               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                               (Chief Executive Officer)
    32.02           32         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     Attached
                               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                               (Chief Financial Officer)

         (b) Reports on Form 8-K. During the quarter ended December 31, 2003, we did not file any reports on Form 8-K.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ARADYME CORPORATION
                                                  (Registrant)


Date:  February 23, 2004                      By  /s/ James R. Spencer
                                                --------------------------------
                                                 James R. Spencer, Chairman
                                                 (Chief Executive Officer)


Date:  February 23, 2004                      By  /s/ Merwin D. Rasmussen
                                                --------------------------------
                                                 Merwin D. Rasmussen, Secretary
                                                 (Chief Financial Officer)