Form 10QSB
period 2004-03-31
ARADYME CORP
filed 2004-05-21
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                          Commission File No. 000-50038


                               ARADYME CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                33-0619254
    --------------------------------       ---------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 12, 2004, was 22,906,046.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Our unaudited consolidated balance sheet at March 31, 2004, and our audited consolidated balance sheet at September 30, 2003, and the related unaudited consolidated statements of operations for the three- and six-month periods and cash flows for the six-month periods ended March 31, 2004 and 2003, are attached hereto.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets


                                                     ASSETS

                                                                                 March 31,         September 30,
                                                                                   2004                2003
                                                                               --------------     --------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                        $    1,216,839     $       55,296
   Accounts receivable                                                                  5,393                  -
                                                                               --------------     --------------

     Total Current Assets                                                           1,222,232             55,296
                                                                               --------------     --------------

PROPERTY AND EQUIPMENT, NET                                                           111,105            121,574
                                                                               --------------     --------------

OTHER ASSETS

   Other assets                                                                           184                259
   Deposits and prepaid expenses                                                        3,958              3,958
                                                                               --------------     --------------

     Total Other Assets                                                                 4,142              4,217
                                                                               --------------     --------------

     TOTAL ASSETS                                                              $    1,337,479     $      181,087
                                                                               ==============     ==============




          The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                          (A Development Stage Company)
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 March 31,         September 30,
                                                                                   2004                2003
                                                                               --------------     --------------
                                                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                            $       37,442     $      169,782
   Accounts payable - related party                                                         -             80,300
   Accrued expenses                                                                   166,719            146,285
   Notes payable - related party                                                            -            358,840
   Notes payable                                                                            -            135,000
                                                                               --------------     --------------
   Total Current Liabilities                                                          204,161            890,207
                                                                               --------------     --------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 1,000,000 shares authorized of $0.001
     par value, 12,000 and 12,000 shares issued and
     outstanding, respectively                                                             12                 12

   Common stock: 50,000,000 shares authorized of $0.001
     par value, 22,906,046 and 15,135,501 shares issued and
     outstanding, respectively                                                         22,906             15,135
   Additional paid-in capital                                                       4,403,243          1,733,392
   Stock subscription receivable                                                      (50,000)                 -
   Deficit accumulated during the development stage                                (3,242,843)        (2,457,659)
                                                                               --------------     --------------
   Total Stockholders' Equity (Deficit)                                             1,133,318           (709,120)
                                                                               --------------     --------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                              $    1,337,479     $      181,087
                                                                               ==============     ==============



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

                                                       4

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                  (A Development Stage Company)
                               Consolidated Statements of Operations and Other Comprehensive Loss
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                       Inception
                                           For the Three Months Ended               For the Six Months Ended          February 13,
                                                  March 31,                                March 31,                 2001, through
                                       ----------------------------------      ---------------------------------        March 31,
                                            2004                2003                2004                2003               2004
                                       --------------      --------------      --------------     --------------     --------------
REVENUES                               $        2,933      $       25,255      $       19,933     $       41,250     $       89,664

OPERATING EXPENSES

Depreciation and
  amortization                                 12,758               8,677              24,978             16,345            113,555
Rent                                            6,812              12,380              19,082             27,854            133,834
Contract services                              83,221             301,708             243,649            454,095          1,947,626
General and administrative                    392,295              39,356             467,558             73,656          1,005,619
                                       --------------      --------------      --------------     --------------     --------------
Total Operating Expenses                      495,086             362,121             755,267            571,950          3,200,634
                                       --------------      --------------      --------------     --------------     --------------

LOSS FROM OPERATIONS                         (492,153)           (336,866)           (735,334)          (530,700)        (3,110,970)

OTHER INCOME (EXPENSE)

   Loss on sale of marketable securities            -              (1,993)                  -             (1,993)            (6,804)
   Gain on sale of assets                           -                   -                   -                  -             10,342
   Interest expense                           (25,389)            (17,177)            (49,850)           (17,820)          (135,411)
                                       --------------      --------------      --------------     --------------     --------------
     Total Other Income (Expense)             (25,389)            (19,170)            (49,850)           (19,273)          (131,873)
                                       --------------      --------------      --------------     --------------     --------------

NET LOSS                                     (517,542)           (356,036)           (785,184)          (549,973)        (3,242,843)
                                       --------------      --------------      --------------     --------------     --------------

OTHER COMPREHENSIVE LOSS

Unrealized loss on
  available-for-sale securities                     -                (300)                  -            (22,300)                 -
                                       --------------      --------------      --------------     --------------     --------------

TOTAL COMPREHENSIVE LOSS               $     (517,542)     $     (356,336)     $     (785,184)    $     (572,273)    $   (3,242,843)
                                       ==============      ==============      ==============     ==============     ==============

BASIC AND DILUTED LOSS
 PER SHARE                             $        (0.03)     $        (0.03)     $        (0.05)    $        (0.04)
                                       ==============      ==============      ==============     ==============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                               18,176,653          13,080,966          16,773,858         12,947,364
                                       ==============      ==============      ==============     ==============



                 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                               5

                                      ARADYME CORPORATION AND SUBSIDIARY
                                         (A Development Stage Company)
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                                             From
                                                                                                         Inception on
                                                                        For the Six Months Ended         February 13,
                                                                                March 31,                2001, through
                                                                    --------------------------------       March 31,
                                                                         2004               2003              2004
                                                                    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                         $     (785,184)   $     (549,973)   $   (3,242,843)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                          24,978            16,345           113,555
     Bad debt                                                                    -                 -            15,247
     Loss on sale of marketable securities                                       -             1,993             6,804
     Gain on disposal of assets                                                  -                 -           (10,342)
     Warrants and options issued below market value                         17,425           211,012           190,526
     Common stock issued for services                                       16,625            32,001            50,350
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                      (5,393)          (12,788)           (5,393)
     (Increase) in other assets                                               (184)           (1,554)             (184)
     (Increase) decrease in deposits and prepaids                              259           (10,000)           (3,958)
     Increase (decrease) in accounts payable and
       related party payables                                             (212,640)           14,101           107,137
     Increase in accrued expenses                                          107,476            19,288           253,761
     (Decrease) in deferred revenue                                              -            (5,400)                -
                                                                    --------------    --------------    --------------

       Net Cash Used by Operating Activities                              (836,638)         (284,975)       (2,525,340)
                                                                    --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of marketable securities                               -                 -            50,196
       Purchase of fixed assets                                            (14,509)           (8,250)          (44,916)
                                                                    --------------    --------------    --------------

       Net Cash Provided (Used) by Investing Activities                    (14,509)           (8,250)            5,280
                                                                    --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                              80,000                 -           220,000
   Payments on notes payable                                               (15,000)                -           (20,000)
   Proceeds from related party payable                                           -            15,000           358,738
   Payments on related party payable                                       (15,758)                -          (173,655)
   Preferred stock issued for cash                                               -                 -            60,000
   Common stock issued for cash                                          1,963,448           232,450         3,329,807
   Payments on leases payable                                                    -                 -           (27,643)
   Stock offering costs                                                          -                 -           (10,348)
                                                                    --------------    --------------    --------------

       Net Cash Provided by Financing Activities                         2,012,690           247,450         3,736,899
                                                                    --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH                                          1,161,543           (45,775)        1,216,839

CASH AT BEGINNING OF PERIOD                                                 55,296            47,032                 -
                                                                    --------------    --------------    --------------

CASH AT END OF PERIOD                                               $    1,216,839    $        1,257    $    1,216,839
                                                                    ==============    ==============    ==============




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

                                                           6

                                    ARADYME CORPORATION AND SUBSIDIARY
                                       (A Development Stage Company)
                             Consolidated Statements of Cash Flows (Continued)
                                                (Unaudited)

                                                                                                             From
                                                                                                         Inception on
                                                                        For the Six Months Ended         February 13,
                                                                                March 31,                2001, through
                                                                    --------------------------------       March 31,
                                                                         2004               2003              2004
                                                                    --------------    --------------    --------------
CASH PAID FOR:

   Interest                                                         $        4,643    $            -    $       35,398
   Income taxes                                                     $            -    $            -    $            -

NON-CASH TRANSACTIONS:

   Fixed assets acquired under a note payable                       $            -    $            -    $      186,658
   Notes payable and accrued interest converted to common stock     $      657,624    $            -    $      657,624
   Common stock issued for investment                               $            -    $            -    $       57,000
   Common stock issued for services                                 $       16,625    $       32,001    $       50,350
   Common stock issued for subscription receivable                  $       50,000    $            -    $       50,000
Warrants and options granted below market value                     $       17,425    $      211,012    $      190,526



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                       7

                      ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                     March 31, 2004, and September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2003, filed January 14, 2004, and its quarterly report on Form 10-QSB for the quarterly period ended December 31, 2003, filed February 23, 2004. Operating results for the three and six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                     March 31, 2004, and September 30, 2003


NOTE 3 - MATERIAL EVENTS

         In January 2004, the Company issued 1,731,429 shares of restricted common stock to a related party on exercise of his rights to convert $242,400 in principal and interest of a note payable owed by the Company at the conversion price of $0.14 per share.

         During the quarter ended March 31, 2004, the Company sold 3,617,456 shares of its restricted common stock for cash of $1,758,728 and a stock subscription receivable of $50,000, or $0.50 per share.

         On March 29, 2004, the Company issued 533,192 shares of restricted common stock to a related party on exercise of its rights to convert $221,808 in principal and interest of a note payable owed by the Company at the conversion price of $0.416 per share.

         On March 31, 2004, the Company issued 568,086 shares of restricted common stock to a related party on exercise of his rights to convert $79,533 in principal and interest of a note payable owed by the Company at the conversion price of $0.14 per share.

         On March 31, 2004, the Company issued 813,458 shares of restricted common stock to a related party on exercise of its rights to convert $113,884 in principal and interest of a note payable owed by the Company at the conversion price of $0.14 per share.

NOTE 4 - STOCK OPTIONS AND WARRANTS

         No stock options or warrants were granted, exercised or canceled in the quarter ended March 31, 2004.

         A summary of the status of the Company's stock options and warrants as of March 31, 2004, and September 30, 2003, and changes during the six-month period ended March 31, 2004, and the 12-month period ended September 30, 2003, is presented below:

                                                                    2004                         2003
                                                         -------------------------      ------------------------
                                                                         Weighted                      Weighted
                                                                          Average                       Average
                                                                          Exercise                     Exercise
                                                          Shares           Price         Shares          Price
                                                         ---------       ---------      ---------      ---------
              Outstanding, beginning of period           4,305,000       $    0.43      1,000,000      $    0.42
                  Granted                                  390,384            0.81      3,305,000           0.43
                  Canceled                                       -               -              -              -
                  Exercised                                      -               -              -              -
                                                         ---------       ---------      ---------      ---------
              Outstanding, end of year                   4,695,384       $    0.45      4,305,000      $    0.43
                                                         ---------       ---------      ---------      ---------

              Exercisable, end of year                   3,922,884       $    0.46      3,645,000      $    0.43
                                                         ---------       ---------      ---------      ---------


                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                     March 31, 2004, and September 30, 2003


NOTE 4 - STOCK OPTIONS AND WARRANTS (continued)

                                                            Outstanding                        Exercisable
                                             ---------------------------------------     -----------------------
                                                             Weighted
                                                              Average      Weighted                    Weighted
                                              Number         Remaining      Average       Number       Average
                                           Outstanding      Contractual    Exercise    Exercisable     Exercise
                   Option Grants            at 3/31/04          Life         Price      at 3/31/04       Price
                                             ---------       ---------     ---------     ---------     ---------
              Employee (5/1/02)              1,000,000            3.17     $    0.42     1,000,000     $    0.42
              Consultant (2/6/03)              325,000            3.17          0.50       325,000          0.50
              Officers (9/30/03)             2,100,000            9.49          0.42     2,100,000          0.42
              Consultant (9/30/03)             880,000            5.48          0.42       220,000          0.42
              Investor warrants
                 (10/17/03)                    240,384            0.54          1.00       240,384          1.00
              Consultant (12/2/03)             150,000            5.68          0.50        37,500          0.50
                                             ---------       ---------     ---------     ---------     ---------
                                             4,695,384            6.35     $    0.45     3,922,884     $    0.46
                                             =========       =========     =========     =========     =========

NOTE 5 - SUBSEQUENT EVENTS

         Subsequent to March 31, 2004, the Company collected $50,000 on a stock subscription receivable.

         In May 2004, the Company exercised its right to purchase for $1.00 the software and related intellectual property on which its proprietary Aradyme Database Management System is based. The Company remains obligated to pay a fee equal to 10% of all future license fees collected, up to a maximum fee of $2,000,000, with approximately $11,000 paid as of May 2004.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

         The Company develops, manufactures, markets and distributes computer database management software based on acquired proprietary technology. Because of the relatively short period, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

Liquidity and Capital Resources

         As of March 31, 2004, we had working capital of $1,018,071, as compared to negative working capital of $834,911 as of September 30, 2003. As of March 31, 2004, we had a deficit accumulated during the development stage of $3,242,843 and total stockholders' equity of $1,133,318 as compared to a stockholders' deficit of $709,120 as of September 30, 2003. The auditors' report for the year ended September 30, 2003, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the six months ended March 31, 2004, we used $836,638 in cash for operating activities and $14,509 for investing activities, which was provided by net cash of $2,012,690 from financing activities, resulting in a $1,161,543 increase in cash during the period. Financing activities provided cash of $1,963,448 from the sale of restricted common stock and proceeds of $80,000 from a note payable. From inception through March 31, 2004, we required an aggregate of $2,525,342 in cash to fund our operating activities, provided by $5,282 from investing activities and $3,736,899 from financing activities, consisting of $3,389,807 in net proceeds from the sale of restricted common and preferred stock and $578,738 in advances from related parties and others, less $221,298 in debt payments.

         Subsequent to March 31, 2004, we received $50,000 in net proceeds from the sale of 100,000 shares of restricted common stock.

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

Results of Operations

         In relation to our operating expenses, our revenues from the commercialization of our database management system were relatively immaterial in amount at $19,933 and $41,250 for the six months ended March 31, 2004 and 2003, respectively, and at $2,933 and $25,255 for the three months ended March 31, 2004 and 2003, respectively.

         Our principal operating expense is for employee and consultant contract services with those providing principal technical and other services. Historically, we have obtained required technical and other services primarily under independent contractor relationships accounted for as consulting services, but converted most of these independent contractors to employees early in the most recent quarter ended March 31, 2004, which increased our costs for payroll burdens and employee benefits but decreased our contract service costs compared to the prior quarter, and the comparable quarter and six-month periods from the prior year. General, administrative and contract services expense increased approximately 39% and 35% for the three- and six-month periods ended March 31, 2004, respectively, as compared to the same periods from a year earlier, as we increased our efforts to bring our initial products to market and increased our product development activity.

         Other operating expenses, including rent and depreciation, did not vary materially in the three- and six-month periods ended March 31 in the current fiscal year as compared to a year earlier.

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

         Other income and expenses during the six months ended March 31, 2004, consist principally of interest accrued on borrowings from related parties. Interest expense increased from $17,820 in the six-month period ended March 31, 2003, to $49,850 in the six-month period ended March 31, 2004, and from $17,177 in the quarter ended March 31, 2003, to $25,389 in the quarter ended March 31, 2004, as we increased borrowing levels in the recent six-month period. Interest expense is expected to decline significantly in future periods as a result of the pay off or conversion to common stock of all outstanding notes payable during the quarter.

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

                  Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have previously negotiated a standard license arrangement with us.

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

         We recognize maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. We typically invoice and collect maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by us in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation and consulting services. Revenue from training, installation and consulting services is recognized on a time and materials basis as the related services are performed.

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


                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

             ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                         PURCHASES OF EQUITY SECURITIES

         During the quarter ended March 31, 2004, we issued an aggregate of 7,263,621 shares of restricted common stock in the following transactions.

         We sold an aggregate of 3,617,456 shares of our restricted common stock for cash of $1,758,728 and a stock subscription receivable of $50,000, or $0.50 per share, in a private offering to several investors. During such quarter, the market price for our common stock ranged from approximately $0.70 to $4.05 per share. Prior to investing, each of the foregoing investors had access to our periodic reports filed under the Securities Exchange Act and was provided with information about our business and financial condition, risks and prospects.

         On January 7, 2004, we issued 1,731,429 shares of restricted common stock to a related party on exercise of his rights to convert $242,400 in principal and interest of a note payable owed by us at the conversion price of $0.14 per share. On that day, the market price for our common stock was $0.70 per share.

         On March 29, 2004, we issued 533,192 shares of restricted common stock to a related party on exercise of its rights to convert $221,808 in principal and interest of a note payable owed by us at the conversion price of $0.416 per share. On that day, the market price for our common stock was $3.45 per share.

         On March 31, 2004, we issued 568,086 shares of restricted common stock to a related party on exercise of his rights to convert $79,533 in principal and interest of a note payable owed by us at the conversion price of $0.14 per share. On that day, the market price for our common stock was $3.80 per share.

         On March 31, 2004, we issued 813,458 shares of restricted common stock to a related party on exercise of its rights to convert $113,884 in principal and interest of a note payable owed by us at the conversion price of $0.14 per share. On that day, the market price for our common stock was $3.80 per share.

         Each investor was provided with our business and financial information, including access to our periodic reports as filed with the Securities and Exchange Commission, and the opportunity to ask questions directly of our executive officers. Each purchaser acknowledged in writing that the securities purchased were restricted securities taken for investment and that the certificates representing the shares would bear a restrictive legend. Each investor was either an accredited investor or a sophisticated investor who was reasonably believed prior to the investment, either alone or with its purchaser representative, to have had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment. The certificates for the shares issued in the transactions bear a restrictive legend conspicuously on their face, and stop-transfer instructions are noted respecting the certificates on our stock transfer records. No underwriter participated in the foregoing placement of securities. The foregoing transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 of Regulation D thereunder.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed as a part of this report:


Exhibit Number
                           Title of Document                            Location
----------------  ----------------------------------------------------  --------

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  ----------------------------------------------------  --------
     31.01        Certification of Principal Executive Officer          Attached
                  Pursuant to Rule 13a-14

     31.02        Certification of Principal Financial Officer          Attached
                  Pursuant to Rule 13a-14

    Item 32       Section 1350 Certifications
----------------  ----------------------------------------------------  --------
     32.01        Certification Pursuant to 18 U.S.C. Section 1350,     Attached
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive
                  Officer)

     32.02        Certification Pursuant to 18 U.S.C. Section 1350,     Attached
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (Chief Financial
                  Officer)
----------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

         (b) Reports on Form 8-K. We did not report any items on Form 8-K during the quarter ended March 31, 2004.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARADYME CORPORATION
                                                (Registrant)


Date:  May 20, 2004                         By /s/ James R. Spencer
                                              -------------------------------
                                               James R. Spencer, Chairman
                                               (Chief Executive Officer)


Date:  May 20, 2004                         By /s/ Merwin D. Rasmussen
                                              -------------------------------
                                               Merwin D. Rasmussen, Secretary
                                               (Chief Financial Officer)