Form 10QSB
period 2004-06-30
ARADYME CORP
filed 2004-08-16
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

                                       n/a
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 16, 2004, was 23,151,046.

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

         Our unaudited consolidated balance sheet at June 30, 2004, our audited consolidated balance sheet at September 30, 2003, and the related unaudited consolidated statements of operations for the three- and nine-month periods and cash flows for the nine-month periods ended June 30, 2004 and 2003, are attached hereto.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets


                                                     ASSETS

                                                                                  June 30,         September 30,
                                                                                    2004                2003
                                                                                -------------      -------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                         $     706,015      $      55,296
   Accounts receivable                                                                 10,433                  -
                                                                                -------------      -------------
     Total Current Assets                                                             716,448             55,296
                                                                                -------------      -------------

PROPERTY AND EQUIPMENT, NET                                                            94,506            121,574
                                                                                -------------      -------------

OTHER ASSETS

   Other assets                                                                             -                259
   Deposits and prepaid expenses                                                        4,960              3,958
                                                                                -------------      -------------
     Total Other Assets                                                                 4,960              4,217
                                                                                -------------      -------------

     TOTAL ASSETS                                                               $     815,914      $     181,087
                                                                                =============      =============




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                          (A Development Stage Company)
                                     Consolidated Balance Sheets (Continued)


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              June 30,           September 30,
                                                                                2004                  2003
                                                                           -------------         -------------
                                                                            (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $      22,233         $     169,782
   Accounts payable - related party                                                    -                80,300
   Accrued expenses                                                               96,033               146,285
   Notes payable - related party                                                       -               358,840
   Notes payable                                                                       -               135,000
                                                                           -------------         -------------
   Total Current Liabilities                                                     118,266               890,207
                                                                           -------------         -------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 1,000,000 shares authorized of $0.001
     par value, 0 and 12,000 shares issued and
     outstanding, respectively                                                         -                    12

   Common stock: 50,000,000 shares authorized of $0.001
     par value, 23,151,046 and 15,135,501 shares issued and
     outstanding, respectively                                                    23,151                15,135
   Additional paid-in capital                                                  4,465,510             1,733,392
   Deficit accumulated during the development stage                           (3,791,013)           (2,457,659)
                                                                           -------------         -------------
   Total Stockholders' Equity (Deficit)                                          697,648              (709,120)
                                                                           -------------         -------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                          $     815,914         $     181,087
                                                                           =============         =============


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

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                  (A Development Stage Company)
                               Consolidated Statements of Operations and Other Comprehensive Loss
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                       Inception
                                                                                                                      February 13,
                                          For the Three Months Ended               For the Nine Months Ended          2001, through
                                                   June 30,                                June 30,                     June 30,
                                           2004                2003                2004               2003                2004
                                      -------------       -------------       -------------       -------------       -------------
REVENUES                              $       7,920       $       5,000       $      27,853       $      46,250       $      97,584
                                      -------------       -------------       -------------       -------------       -------------
OPERATING EXPENSES

Depreciation and
  amortization                               26,388               8,504              51,366              24,849             139,943
Rent                                         13,668              12,270              32,750              40,124             147,502
Contract services                            12,866             314,324             256,515             768,419           1,960,492
General and administrative                  502,886              32,703             970,444             106,359           1,508,505
                                      -------------       -------------       -------------       -------------       -------------

Total Operating Expenses                    555,808             367,801           1,311,075             939,751           3,756,442
                                      -------------       -------------       -------------       -------------       -------------

LOSS FROM OPERATIONS                       (547,888)           (362,801)         (1,283,222)           (893,501)         (3,658,858)

OTHER INCOME (EXPENSE)

   Other loss                                     -                   -                   -              (1,993)             (6,804)
   Gain on sale of assets                         -              12,335                   -              12,335              10,342
   Interest expense                            (282)            ( 9,942)            (50,132)            (27,222)           (135,693)
                                      -------------       -------------       -------------       -------------       -------------

     Total Other Income (Expense)              (282)              2,393             (50,132)            (16,880)           (132,155)
                                      -------------       -------------       -------------       -------------       -------------

NET LOSS                                   (548,170)           (360,408)         (1,333,354)           (910,381)         (3,791,013)
                                      -------------       -------------       -------------       -------------       -------------

OTHER COMPREHENSIVE LOSS

Unrealized loss on
 available-for-sale securities                    -              (1,500)                  -             (23,800)                  -
                                      -------------       -------------       -------------       -------------       -------------

TOTAL COMPREHENSIVE LOSS              $    (548,170)      $    (361,908)      $  (1,333,354)      $    (934,181)      $  (3,791,013)
                                      =============       =============       =============       =============       =============

BASIC AND DILUTED LOSS
 PER SHARE                            $       (0.02)      $       (0.02)      $       (0.07)      $       (0.06)
                                      =============       =============       =============       =============
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                             23,032,365          14,810,239          18,880,773          14,585,715
                                      =============       =============       =============       =============




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

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                     Inception on
                                                                                       Nine Months Ended              February 13,
                                                                                           June 30,                  2001, through
                                                                              ---------------------------------         June 30,
                                                                                    2004               2003               2004
                                                                              -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $  (1,333,354)      $    (910,381)      $  (3,791,013)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                                   51,366              24,849             139,943
     Bad debt                                                                             -                   -              15,247
     Loss on sale of marketable securities                                                -               1,993               6,804
     Gain on disposal of assets                                                           -             (12,335)            (10,342)
     Warrants and options issued below market value                                  17,425             211,012             190,526
     Common stock issued for services                                                16,625              32,001              50,350
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                              (10,433)             (6,468)            (10,433)
     (Increase) in other assets                                                           -                  46                   -
     (Increase) decrease in deposits and prepaids                                      (743)            (10,000)             (4,960)
     Increase (decrease) in accounts payable and
       related party payables                                                      (227,849)             88,760              91,928
     Increase in accrued expenses                                                    14,290              37,436             160,575
     (Decrease) in deferred revenue                                                       -              (5,400)                 -
                                                                              -------------       -------------       -------------

       Net Cash Used by Operating Activities                                     (1,472,673)           (548,487)         (3,161,375)
                                                                              -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Proceeds from sale of marketable securities                                        -                   -              50,196
       Purchase of fixed assets                                                     (24,298)             (8,250)            (54,705)
                                                                              -------------       -------------       -------------

       Net Cash Provided (Used) by Investing Activities                             (24,298)             (8,250)             (4,509)
                                                                              -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                       80,000               5,372             220,000
   Payments on notes payable                                                        (15,000)                  -             (20,000)
   Proceeds from related party payable                                                    -             120,060             358,738
   Payments on related party payable                                                (15,758)            (20,076)           (173,655)
   Preferred stock issued for cash                                                        -                   -              60,000
   Common stock issued for cash                                                   2,075,948             404,349           3,442,307
   Proceeds from subscription receivable                                             50,000                   -              50,000
   Payments on leases payable                                                             -                   -             (27,643)
   Stock offering costs                                                             (27,500)                  -             (37,848)
                                                                              -------------       -------------       -------------
       Net Cash Provided by Financing Activities                                  2,147,690             509,705           3,871,899
                                                                              -------------       -------------       -------------
NET INCREASE (DECREASE) IN CASH                                                     650,719             (47,032)            706,015

CASH AT BEGINNING OF PERIOD                                                          55,296              47,032                   -
                                                                              -------------       -------------       -------------
CASH AT END OF PERIOD                                                         $     706,015       $           -       $     706,015
                                                                              =============       =============       =============



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

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                     Inception on
                                                                                       Nine Months Ended              February 13,
                                                                                           June 30,                  2001, through
                                                                              ---------------------------------         June 30,
                                                                                    2004               2003               2004
                                                                              -------------       -------------       -------------
CASH PAID FOR:

   Interest                                                                   $       4,925       $         124       $      35,680
   Income taxes                                                               $           -       $           -       $           -


NON-CASH TRANSACTIONS:

   Fixed assets acquired under a note payable                                 $           -       $           -       $     186,658
   Notes payable and accrued interest converted to common stock               $     657,624       $           -       $     657,624
   Common stock issued for investment                                         $           -       $           -       $      57,000
   Common stock issued for services                                           $      16,625       $      32,001       $      50,350
   Warrants and options granted below market value                            $      17,425       $     211,012       $     190,526






                    The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                      June 30, 2004, and September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2003, filed January 14, 2004, and its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004, filed May 21, 2004. Operating results for the three and nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is in the process of negotiating additional contracts to increase revenues. Management estimates that the Company will require approximately $2,000,000 in cash to fund its activities for the next 12 months, which it will seek to obtain principally through the sale of securities. The Company expects that additional capital will be required in future fiscal years if it is unable to generate sufficient revenues from commercialization of its products. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                      June 30, 2004, and September 30, 2003

NOTE 3 - MATERIAL EVENTS

         In May 2004, the Company exercised its right to purchase for $1.00 the software and related intellectual property on which its proprietary Aradyme Database Management System is based. The Company remains obligated to pay a fee equal to 10% of all future license fees collected, up to a maximum fee of $2,000,000, with approximately $15,000 paid as of June 30, 2004.

         During the quarter ended June 30, 2004, the Company collected $50,000 on a stock subscription receivable and issued 125,000 shares of its restricted common stock for cash of $62,500, or $0.50 per share, to a shareholder who had subscribed as part of the private offering that commenced in the first quarter and completed in the third quarter.

         On June 30, 2004, upon request, two preferred shareholders converted 12,000 issued and outstanding shares of convertible preferred stock into 120,000 shares of common stock in the Company.

NOTE 4 - STOCK OPTIONS AND WARRANTS

         No stock options or warrants were granted, exercised or cancelled in the quarter ended June 30, 2004.

         A summary of the status of the Company's stock options and warrants as of June 30, 2004, and September 30, 2003, and changes during the nine-month period ended June 30, 2004, and the 12-month period ended September 30, 2003, is presented below:

                                                            2004                          2003
                                                  ----------------------------- -----------------------------
                                                                  Weighted                      Weighted
                                                                   Average                       Average
                                                                  Exercise                      Exercise
                                                     Shares         Price           Shares        Price
                                                   -----------  -------------     ----------- -------------
         Outstanding, beginning of period           4,305,000   $        0.43      1,000,000  $        0.42
             Granted                                  390,384            0.81      3,305,000           0.43
             Canceled                                       -               -              -              -
             Exercised                                      -               -              -              -
                                                    ---------                      ---------

         Outstanding, end of period                 4,695,384   $        0.45      4,305,000  $        0.43
                                                    ---------                      ---------

         Exercisable, end of period                 3,922,884   $        0.46      3,645,000  $        0.43
                                                    ---------                      ---------

                       ARADYME CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Notes to the Financial Statements
                      June 30, 2004, and September 30, 2003

NOTE 4 - STOCK OPTIONS AND WARRANTS (continued)

                                                    Outstanding                         Exercisable
                                      --------------------------------------    -------------------------
                                                      Weighted
                                                       Average     Weighted                    Weighted
                                         Number      Remaining       Average      Number       Average
                                      Outstanding   Contractual    Exercise     Exercisable    Exercise
              Option Grants            at 6/30/04       Life         Price      at 6/30/04      Price
              -------------           -----------   -----------    ---------    -----------   -----------
         Employee (5/1/02)              1,000,000        2.84     $    0.42      1,000,000     $   0.42
         Consultants (2/6/03)             325,000        2.75          0.50        325,000         0.50
         Officers (9/30/03)             2,100,000        9.26          0.42      2,100,000         0.42
         Consultants (9/30/03)            880,000        5.25          0.42        220,000         0.42
         Warrants (10/17/03)              240,384        0.30          1.00        240,384         1.00
         Consultant (12/2/03)             150,000        5.43          0.50         37,500         0.50
                                        ---------                                ---------
                                        4,695,384        6.11     $    0.45      3,922,884     $   0.46
                                        =========                                =========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

         The Company develops, manufactures, markets and distributes computer database management software based on acquired proprietary technology. Because of the relatively short period, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

         Management believes that the most notable trend in our financial performance is the substantial increase in our total operating expenses, which increased approximately 51% and 40% for the three- and six-month periods ended June 30, 2004, respectively. These increases are the result of our efforts to bring our initial products to market and to develop new products.

Liquidity and Capital Resources

         As of June 30, 2004, we had working capital of $598,182, as compared to negative working capital of $834,911 as of September 30, 2003. As of June 30, 2004, we had a deficit accumulated during the development stage of $3,791,013 and total stockholders' equity of $697,648, as compared to a stockholders' deficit of $709,120 as of September 30, 2003. The auditors' report for the year ended September 30, 2003, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the nine months ended June 30, 2004, we used $1,472,673 in cash for operating activities and $24,298 for investing activities, which was provided by net cash of $2,147,690 from financing activities, resulting in a $650,719 increase in cash during the period. Financing activities provided cash of $2,075,948 from the sale of restricted common stock, $50,000 from a subscription receivable, and proceeds of $80,000 from a note payable. From inception through June 30, 2004, we have required an aggregate of $3,161,375 in cash to fund our operating activities, used a net amount of $4,509 for investing activities, and raised $3,871,899 from financing activities, consisting of $3,464,459 in net proceeds from the sale of restricted common and preferred stock, $50,000 from a subscription receivable, and $578,738 in advances from related parties and others, less $221,298 in debt payments.

         We estimate that we will require approximately $2,000,000 in cash to fund our activities for the next 12 months, which we will seek to obtain principally through the sale of securities. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. We expect that additional capital will be required in future fiscal years if we are unable to generate sufficient revenues from commercialization of our database management systems.

Results of Operations

         In relation to our operating expenses, our revenues from the commercialization of our database management system were relatively immaterial in amounts of $27,853 and $46,250 for the nine months ended June 30, 2004 and 2003, respectively, and of $7,920 and $5,000 for the three months ended June 30, 2004 and 2003, respectively.

         Our principal operating expense is for employee and consultant contract services with those providing principal technical and other services. Historically, we have obtained required technical and other services primarily under independent contractor relationships accounted for as consulting services, but hired most of these independent contractors as employees early in the quarter ended March 31, 2004. This increased our costs for payroll burdens and employee benefits, but decreased our contract service costs compared to the prior quarter and the comparable quarter and nine-month periods from the prior year. Total operating expenses increased approximately 51% and 40% for the three- and nine-month periods ended June 30, 2004, respectively, as compared to the same periods from a year earlier, as we increased our efforts to bring our initial products to market and increased our product development activity. Management expects that operating expenses will continue to increase, as additional employee resources are hired to support the anticipated growth in data services.

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

         Other income and expenses during the nine months ended June 30, 2004, consist principally of interest accrued on borrowings from related parties. Interest expense increased from $27,222 in the nine-month period ended June 30, 2003, to $50,132 in the nine-month period ended June 30, 2004, as a result of increased total borrowing in the recent nine-month period. Interest expense declined to $282 in the quarter ended June 30, 2004, from $9,942 in the quarter ended June 30, 2003, as we paid off or converted to common shares, all outstanding notes payable as of the end of the second fiscal quarter.

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

         Revenue Recognition

         Revenues are primarily derived from providing data services, custom software development, and sales of software licenses and related services, which include maintenance and support, consulting and training services. Revenues from data services, custom software development, and license arrangements and related services are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9. We generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates. We define each of these four criteria as follows:

                  Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, defining services to be provided or software licenses to be supplied by us, and all other key terms of the arrangement. In the event of a standard license arrangement that has been previously negotiated with us, a purchase order from the customer is required.

                  Delivery has occurred or services have been rendered. Data services are provided by us to customer specifications and, in the case of software licensing, our software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

                  The fee is fixed or determinable. Our policy is not to provide customers the right to a refund of any portion of their data services fees or license fees paid. Generally, 100% of the invoiced fees are due within 30 days. Payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

                  Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. If it is determined from the outset of an arrangement that collectibility is not probable, revenues would be recognized as cash is collected.

         For data services and custom software development contracts, revenue is generally pre-agreed upon as a fixed price in the customer contract. Some contracts may include a definition of progress "milestones" or "phases" with corresponding revenue elements established for each milestone or phase. The standard contract defines that, if we have met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable by us.

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

         We sell many of our products to end users under license agreements. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable, and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

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


                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

             ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                         PURCHASES OF EQUITY SECURITIES

         During the quarter ended June 30, 2004, we issued an aggregate of 245,000 shares of restricted common stock in the following transactions.

         We sold 125,000 shares of our restricted common stock for cash of $62,500, or $0.50 per share, to one accredited investor. The closing sales price for our common stock was $2.10 per share on the date of the transaction. Prior to investing, the investor had access to our periodic reports filed under the Securities Exchange Act and was provided with information about our business and financial condition, risks and prospects.

         In June 2004, two preferred shareholders converted 12,000 shares of Series A Preferred Stock into 120,000 shares of restricted common stock. Prior to electing to convert, each preferred shareholder had access to our periodic reports filed under the Securities Exchange Act and was provided with information about our business and financial condition, risks and prospects.

         Each of the above investors was an accredited investor, and each was provided the opportunity to ask questions directly of our executive officers. Each investor acknowledged in writing that the securities issued were restricted securities taken for investment and that the certificates representing the shares would bear a restrictive legend. The certificates for the shares issued in the transactions bear a restrictive legend conspicuously on their face, and stop-transfer instructions are noted respecting the certificates on our stock transfer records. No underwriter participated in the foregoing placement of securities. The foregoing transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 of Regulation D thereunder.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed as a part of this report:


    Exhibit
    Number*                     Title of Document                       Location
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

         (b) Reports on Form 8-K. During the quarter ended June 30, 2004, we reported the following items on Form 8-K:

          Date of Event Reported     Item(s) Reported
          -----------------------    ------------------------------------------
          April 2, 2004              Item 7.  Financial Statements and Exhibits
                                     Item 9.  Regulation FD Disclosure

          April 20, 2004             Item 5.  Other Events
                                     Item 7.  Financial Statements and Exhibits

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ARADYME CORPORATION
                                                    (Registrant)

Date:  August 16, 2004                          By /s/ James R. Spencer
                                                   -----------------------------
                                                   James R. Spencer, Chairman
                                                   (Chief Executive Officer)

Date:  August 16, 2004                          By /s/ Scott A. Mayfield
                                                   -----------------------------
                                                   Scott A. Mayfield
                                                   (Chief Financial Officer)