Form 10KSB
period 2004-09-30
ARADYME CORP
filed 2005-01-13
CIK 1123580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                        Commission File Number 000-50038

                               ARADYME CORPORATION
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                     33-0619254
  -------------------------------                     --------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

               677 East 700 South, Suite 201
                     American Fork, UT                     84003
         ----------------------------------------        ----------
         (Address of principal executive offices)        (Zip Code)

                                  801-756-9585
                            --------------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $57,480

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of January 10, 2005, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was approximately $21,867,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 10, 2005, issuer had 24,036,046 shares of issued and outstanding common stock, par value $0.001 per share.

         DOCUMENTS INCORPORATED BY REFERENCE: Our definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders is incorporated by reference in response to Items 9 through 12 of Part III of this Annual Report.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          TABLE OF CONTENTS

  Item                             Description                             Page

         Special Note about Forward-Looking Information...................   1

                                     Part I
Item 1   Description of Business..........................................   2
Item 2   Description of Property..........................................  14
Item 3   Legal Proceedings................................................  14
Item 4   Submission of Matters to a Vote of Security Holders..............  14

                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities...........  15
Item 6   Management's Discussion and Analysis or Plan of Operation........  16
Item 7   Financial Statements.............................................  22
Item 8   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................  22
Item 8A  Controls and Procedures..........................................  23
Item 8B  Other Information................................................  23

                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............  24
Item 10  Executive Compensation...........................................  24
Item 11  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................  24
Item 12  Certain Relationships and Related Transactions...................  24
Item 13  Exhibits.........................................................  24
Item 14  Principal Accountant Fees and Services...........................  26
         Signatures.......................................................  28

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements that reflect our current view relating to future events or future financial performance. These forward-looking statements can sometimes be recognized by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things, the discussions of risk factors, our business strategy, and expectations concerning our future operations, investments, profitability, liquidity and capital resources.

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

         While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes any responsibility for the accuracy or completeness of these statements or undertakes any obligation to revise these forward-looking statements to reflect events or circumstances after the date on this report or to reflect the occurrence of unanticipated events.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Overview

         Aradyme Corporation develops and markets proprietary database management systems, or DBMS, and related services. We are seeking to commercialize our core technology across multiple industries through direct sales and strategic relationships with core integrators for data distribution-migration-repurposing, customer relationship management, and enterprise resource planning applications. We believe our proprietary DBMS solution gives our customers improved access and control of their data at reduced risk of data corruption or inaccessibility as compared to other DBMS.

         We believe our proprietary DBMS platform and data management tools provide the benefits of:

         o flexibility--provide exceptional flexibility and adaptability to changing business needs;

         o risk reduction--greatly reduce the risks inherent in complex data migration and dynamic management projects;

         o data accessibility--provide unique data accessibility while preserving integrity; and

         o cost management--facilitate budgeting and reduce the potential for project and budget overruns.

         Currently, we are focusing our marketing efforts on providing data migration services for the following markets:

         o        Election Management/Voter Registration

         o        eGovernment

         o        Energy/Utilities

         o        Enterprise Customer Relationship Management

         o        Enterprise Resource Planning

         We have experienced significant recent progress in the delivery of election management and voter registration solutions for states to comply with the national Help America Vote Act of 2002, or HAVA. Teaming with principal hardware, software and service integrators that are prime contractors, we collect and provide the data extraction, transformation and loading solution needed to consolidate electronic county and municipal voter registration systems into a single, statewide system. Under HAVA, each state is required to establish and maintain a single, central, uniform, official and interactive computerized statewide voter registration database defined, maintained and administered at the state level for all federal elections.

         Based on our initial work in Utah in early 2004, in recent months we have reached agreements with principal integrators Accenture, Unisys, Covansys, PCC Technology Group, Redcon and Maximus for HAVA-related services to be provided to Virginia, Kansas, Missouri, Wisconsin, Utah and Idaho and have ongoing marketing efforts for potential projects in additional states. We expect our sales successes will continue to accelerate into early calendar 2005 year.

         We have also been actively engaged in the sales processes in the eGovernment and the energy/utility markets, and expect sales success to accelerate throughout 2005.

         We intend to use our marketing and customer contacts and relationships from our data migration service activities to support our medium-term effort to complete and market finished DBMS applications for specific enterprise middleware and small- to medium-sized application markets that we are identifying. We believe that long-term, our DBMS technology may be useful in the development of products that enable disparate enterprise databases to function dynamically, efficiently and reliably.

         The auditor's report on our financial statements for the year ended September 30, 2004, as in previous years, contains an explanatory paragraph about our ability to continue as a going concern. We estimate that we will require approximately $3.0 million in cash to fund our activities until we generate sufficient revenues from operations to meet our requirements, which we will seek to obtain principally through the sale of securities. Between September 30, 2004, and the date of filing this report, we had received approximately $600,000 in net proceeds from the sale of common stock and had arranged a $200,000 line of credit. We expect that additional capital will be required if we are unable to generate sufficient revenues from commercialization of our DBMS to meet our ongoing cash requirements. See. Item 6. Management's Discussion and Analysis or Plan of Operation."

         In this report, references to "we," "our," "us" or similar terms include Aradyme Corporation, the Delaware corporate parent, and our wholly-owned operating subsidiary, Aradyme Development Corporation, a Utah corporation, and its predecessors, unless indicated otherwise.

Our Data Migration Opportunity

         Governments, private enterprises and other organizations encounter continuing pressure to replace or upgrade their legacy database tools with new solutions as they seek to improve operating efficiencies and economies, expand products and services, meet new competitive or regulatory challenges, stay current with the advances in technology, or address other issues. Separate legacy databases containing important operational data for various functions often have not been integrated and, in many cases, cannot be reconfigured to provide needed new management or service information. As a result, organizations face the alternative of continuing with disparate, mismatched legacy applications or replacing all or significant portions of all enterprise applications. Frequently, the high cost, unpredictability, potential enterprise disruption, and lack of reliability of transferring data from legacy databases to new applications are significant barriers to accomplishing the desirable results or even initiating the effort. We believe that one of the fundamental reasons enterprises resist database replacements or upgrades is because of concerns that the data migration process will be painful, disrupt daily business operations, and may corrupt existing data. We believe that application system providers may resist providing data migration solutions because data migrations have historically been notorious for causing substantial budget and schedule overruns that put vendors' reputations and revenues at risk. As a result, organizations sometimes continue to suffer the inadequacies of their legacy database systems much longer than necessary, endure painful data migrations, and experience cost and schedule overruns while implementing a new database solution.

         The dynamic features of our DBMS architecture enable us to extract data accurately from an enterprise's existing disparate databases, verify and refurbish the information by comparison with other sources, and present it in a format that can be loaded in the new enterprise application reliably and economically. Using traditional approaches to accomplish these functions, sometimes referred to as data conversion, has frequently resulted in significant cost overruns and delays due to the difficulty in predicting in advance of bidding the complexity and accessibility of the existing databases in which the information is stored and the constantly changing nature of the destination database before it is locked down. Further, frequently the success of the data migration process and its related cost could not be evaluated until almost the end of the system replacement or upgrade, sometimes necessitating costly end of project delays and cost overruns. Our data migration approach enables us to predict the scope and cost of data extraction and significantly reduce the cost of data extraction and migration. We can work with most source systems, display data early in the lengthy process, and have all the extraction and cleansing work completed before the destination system is selected.

         Because of the important features of our DBMS technology and data migration tools that we believe are unique, we believe we can provide an enterprise-wide data extraction, cleansing, transformation and loading solution that enables organizations to upgrade or replace their legacy applications with desired new enterprise applications. Because of our technologies, methodologies and tools, we are able to start the migration process much earlier in the overall project than by using traditional methods. This is done with substantially more visibility of the data throughout the process and with substantially less risk of budget and schedule overruns.

         We believe we have a specific opportunity to commercialize our DBMS technology to assist states in complying with HAVA. HAVA requires each state to establish a statewide database to contain the name and registration information of every legally registered voter in the state by January 1, 2006. HAVA also requires the appropriate state or local election official to update the data in this repository on a regular basis. In most states, HAVA compliance will require the state to extract voter registration information from, in many cases widely disparate county/municipality databases. During this process the state will need to standardize the data for consistency; cleanse the data from years of human error; validate addresses for accuracy; validate the information against driver's licenses, death certificates, court records and other databases in the state; and eliminate data duplication. In an effort to support these endeavors, the federal government will award over $3.0 billion to the 50 states through 2006. As noted above, we have formed relationships with principal contractors in the voter registration and election management market, having obtained subcontracts to do work for six states thus far. During the immediate future, we expect to continue to focus our efforts on this area.

         We have already seen the demand for these services in other state and federal government initiatives and in other private enterprise markets. We are actively pursuing these opportunities. We believe the flexibility of our technologies and tools to handle many-to-one, many-to-many and one-to-one data migration projects and the ability to have the data migration process begin in advance of the final application's lock down differentiate our data migration services from traditional methods. With the successes we have had with voter-registration solutions, we have been invited to participate in the sales activities of several of these other markets. We will continue to pursue these and other markets with our data migration business in the immediate future and anticipate that it will be a substantial part of our revenue over the long-term.

The Aradyme DBMS Solution

         We believe our proprietary DBMS technologies are unique and remove principal enterprise database upgrade or replacement barriers.

         Our DBMS uses a dynamic development platform so that both the data and the structure of the database can be manipulated for the life of the application. This is distinguished from a traditional static platform of other systems that precludes or severely limits data and structure manipulations after the initial installation of the system. Our DBMS approach enables swift building, extraction, transformation and loading of data and rapid deployment of database applications in a drag-and-drop environment that we believe is more powerful, flexible and yet more affordable than leading alternatives. Our technology means that applications can remain open and flexible to real-time additions, modifications and changes, allowing applications to continually evolve on a real-time basis with business processes, even after data has been entered. We believe that facilitating ongoing revisions, additions and enhancements without loss of data, downtime or other expensive time-consuming changes to the DBMS is an important feature of our DBMS approach.

         Our DBMS is designed as a user-friendly and cost-effective platform that provides the following commercialization opportunities:

         o data extraction, transformation and loading services provided to large-scale customers in large data conversion projects;

         o sales of custom-developed middleware database applications based on our proprietary DBMS;

         o sales of vertical-market applications development on our proprietary DBMS;

         o sales of our development licenses for developers and resellers and the resulting ongoing revenue from user licenses required at workstations accessing applications developed or based on our proprietary DBMS; and

         o training, support, upgrade protection, specialized development modules/tools, and consultants.

         We believe that the above features distinguish our approach from current DBMS software available from others, which become difficult to change after the system is populated with data. With the traditional approach, any future flexibility must generally be anticipated and coded into the DBMS architecture before it is populated with data. If possible future uses or applications are not properly anticipated and incorporated into the initial architecture, subsequent revisions and changes become costly and time-consuming and, in some instances, practicably impossible to implement.

         Our DBMS is designed to enable a developer to revise, add to, or enhance the application at any time during its life without the loss or corruption of the data or expensive, time-consuming re-architecture. In addition, database solutions by different development teams or different companies using our DBMS can be easily integrated. We believe that this enables our users to deploy DBMS solutions faster, less expensively, and with the ability to continue to customize and integrate solutions as they continue to use our DBMS application, in effect increasing its functionality and efficiency over time, as compared with other, traditional DBMS applications, which tend to become obsolete through the limitations on program alterations.

History of Our DBMS Technology

         We were organized in February 2001 as a software firm for product development and custom programming for clients requiring database solutions for business applications, using the base technologies licensed and subsequently purchased from a founder. As an outgrowth of our initial client work, we developed our own open architecture DBMS development platform that enabled the resulting applications to be dynamic for the life of the application. This led to the introduction in 2002 of our initial DBMS product, from which we attempted to establish revenues from:

         o sales of custom-developed database applications and services (including data migration services);

         o sales of vertical-market applications developed on our platform;

         o sales of development licenses for developers and resellers and resulting ongoing revenue from user licenses; and

         o training, support, upgrade protection, specialized development modules, and consulting.

         During the six months ended March 31, 2004, we received approximately $2.0 million in net proceeds from the sale of securities and converted an additional approximately $650,000 in debt to equity, which enabled us for the first time to expand substantially our technical and sales resources and to plan our development and marketing efforts several months in advance. With these resources, we began to focus on opportunities in the area of data extraction, cleansing and migration services, which we believe uniquely exploits the dynamic flexibility of our DBMS technology interfacing with the customer's own enterprise software. Our focus shifted our marketing effort from one-time software sales into recurring DBMS and data migration service revenue sales, illustrated by our current emphasis on providing data migration services for the delivery of voter registration and election management solutions for states to comply with HAVA.

Principal Services and Products

         Historically we have commercialized our proprietary DBMS technology principally by offering developed database applications, custom developed for either a specific customer or for a selected vertical market. In other cases, we offered development licenses for applications developers and resellers that might lead to revenue from user licenses. These commercialization efforts have not yet led to material revenue. In early 2004, as part of a refined sales focus from one-time software sales to recurring DBMS services and data migration services revenue sales, we developed and now market dynamic data management solutions that we believe help our customers derive greater value from the data in their database system, extend the value of their legacy systems, and provide better management tools for their growth.

         As part of our advanced data migration services, we have developed the Data Migration Navigator(tm) and the Data Extractor(tm), which enable users to migrate data from most database sources to any destination database. They also allow for multiple source databases and multiple destination databases. We believe the many-to-many migration ability without dependence on either source system or destination system is a unique offering. Integral components of our data migration capability include:

         o        extracting data from most existing systems;

         o assessing the data to identify the nature and extent of cleansing issues;

         o cleansing data from human error and environmental changes since the legacy systems were originally deployed and consolidating data into a standardized format;

         o enriching data by reformatting or augmenting existing information (for example, expanding zip code fields to accommodate four digit extensions);

         o identifying and consolidating duplicate records within multiple databases or tables;

         o validating data by comparing it with other validation data sources;

         o repurposing data from legacy system structures to enable it to fit the requirements of replacement or upgraded systems; and

         o mapping and loading the data resulting from the above functions to the destination system.

         Our data migration services suite is currently marketed, with our teaming partners, to government and enterprises seeking to install new large scale systems. We are seeking to capitalize on the HAVA compliance activities to establish new consulting and teaming relationships and to identify and pursue follow-on marketing opportunities. We believe that our propriety DBMS technology and solutions may have the potential for broad enterprise applications in government, industry and education.

         We believe being able to demonstrate our ability to extract data from legacy enterprise databases early in the replacement or upgrade process at a predictable cost is an important marketing and customer acceptance requirement.

         As we build sufficient managerial, marketing, sales, technical and financial resources within the next two years, we intend to supplement our data migration service activities with the development and sale of finished DBMS applications for specific small to medium vertical markets that we are identifying. We also believe that we may be able to exploit our DBMS's advantages to develop middleware products that meet a need that we perceive for applications that enable disparate enterprise databases to function dynamically, efficiently and reliably together. We believe the marketing and customer contacts and relationships from our data migration service activities will assist us in identifying possible product opportunities and assist us in market entry for finished DBMS applications products. Currently, our vertical market applications include applications for:

         o financial/accounting, including accounts payable, accounts receivable, and general ledger plus complementary functions;

         o        Point-of-Sale, or POS, inventory and manufacturing control;

         o        customer relationship management and sales tracking; and

         o medical practice management, including patient management, scheduling, office management, insurance billing, and electronic medical records.

         Longer term, we intend to offer our DBMS technology under license to third-party developers as an open architecture tool for their own applications.

         Our current focus enables us to provide HAVA data migration services through a technical team assigned to each project. As we develop and market finished DBMS applications for specific markets and other activities, we expect that we will also have to expand our customer technical support capabilities.

Marketing and Sales

         We market our HAVA-related services through direct contacts by our sales team with state secretaries of state or other officials responsible for HAVA compliance, and with established major software, hardware and service integrators that are competing for the prime contracts with the states for full HAVA-compliance offerings. In our marketing efforts with these major integrators, we seek to coordinate our efforts with their large, experienced sales forces that have established marketing contacts with state officials. We seek, when practicable, to participate in sales and technical presentations to relevant state officials and to be named as the subcontractor of record for data migration services in any contract awarded. We believe this helps in building our market identity and recognition.

         In our contacts with state and other municipal officials, we emphasize the applicability of our data migration capabilities outside and within the HAVA compliance in an effort to provide additional services. This has led to potential data migration service projects for motor vehicle registration, retirement benefits, department of corrections and other government databases. We encourage state and other municipal contacts with our sales personnel directly or through the integrators with which we have teamed in the particular state for HAVA services.

         We also seek to expand our relationship with the integrators with which we establish strategic alliances in an effort to market our data migration services as part of their integrated product offerings in other markets. We believe the integration of our data migration services and our DBMS technology into the total offering of major integrators.

         As we develop DBMS products for small- to medium-sized markets, we will attempt to market them through the general acceptable marketing activities of that industry, including direct sales, trade shows, public relations, and advertising.

         We had limited revenues of $57,480 for the year ended September 30, 2004, and our results of operations were not dependent on any single customer.

Strategic Teaming Relationships

         We attempt to leverage our limited marketing, technical and financial resources by teaming with major hardware, software and service integrators with the demonstrated experience and capability to provide enterprise-wide solutions and with established marketing and distribution infrastructure.

         In our current emphasis on providing data migration services for the delivery of voter registration and election management solutions for states to comply with HAVA, we have entered into contractual arrangements with:

         o        Accenture LLP, the U.S.-based business of Accenture (NYSE:
                  ACN), a multinational management and technology consulting firm, to deliver voter registration and election management solutions that enable state governments to comply with HAVA, commencing with initial contracts for Kansas and Wisconsin as part of Accenture's Election Services Management(tm) product.

         o Unisys (NYSE: UIS), a worldwide information technology services and solutions company, to apply our data technology in servicing state HAVA compliance requirements, with an initial contract to join with Unisys in servicing Virginia.

         o Covansys (Nasdaq: CVNS), a global consulting and technology services company specializing in industry-specific solutions, to integrate and oversee voter registration and election management solutions that enable state governments to comply with HAVA, with a contract to service Idaho.

         o PCC Technology Group, an information technology services company that provides software solutions to industry, local, state and federal governments to bid on HAVA projects in various states, with our initial contract to assist in New Hampshire's voter registration project.

         o Maximus, Inc. (NYSE: MMS), a government services company devoted to providing program management, consulting and information technology services, provides data migration services for the delivery of voter registration and election management solutions for HAVA compliance, initially for the state of Missouri as part of Maximus's government solutions products.

         o Redcon, Inc., a private information services company providing engineering and computer technology services and products, to service the state of Utah with its HAVA requirements.

         We expect both to work with our teaming partners to obtain new agreements with additional states to assist them with HAVA compliance and to establish new teaming arrangements with other firms in other marketing areas that we may select, such as data distribution-migration-repurposing, customer relationship management, and enterprise resource planning, to meet other government, industry or education needs.

Competition

         We believe that competition for data migration services, including data migration services provided to states in connection with their HAVA compliance, is based primarily on the ability to preserve the accuracy of the data and completion of the migration within the agreed time and budget. In addition, we believe being able to assure our customers that we can complete the data migration in accordance with the contract terms is significant to meet budgeting requirements, avoid completion uncertainties, and reduce potential cost overrun.

         We compete with a number of large hardware, software and service integrators that have existing data migration solutions as established components of the full range of products and services they provide. In order to compete effectively it is necessary for us to displace these existing data migration services with the services we provide. We cannot assure that we will able to do so.

         In developing and marketing software solutions for specific market applications, we will compete with numerous firms that offer a variety of software products and tools. Many of the firms with which we compete have established sales channels and a well-developed service and related support infrastructure.

Protection of Proprietary Rights

         We have adopted and implemented confidentiality and nondisclosure disciplines to protect the proprietary features of our DBMS technology. We routinely enter into confidentiality and nondisclosure agreements with our employees, consultants, customers and others with access to confidential features of our technology. We also limit access to confidential features of our technology. We cannot assure that the policies and procedures we implement will preserve the confidentiality of the confidential features of our technology.

         We are in the process of registering in the United States trademarks on the names for two products we have developed and are marketing--Data Migration Navigator(tm) and Data Extractor(tm). We anticipate that we may register additional trade or service marks in the United States or foreign markets we may enter to facilitate market identification, recognition and differentiation of our products and services.

Research and Development

         Our technical team continues with efforts to refine, improve and expand the capabilities of our DBMS product offerings and the application of our proprietary DBMS technology. We encourage our technical personnel, who also frequently provide technical sales support, to identify new product or application opportunities. Our management, marketing and technical team periodically reviews these new product or application opportunities and, when deemed appropriate in view of our limited resources, we undertake projects to evaluate and possibly commercialize new products or applications.

         As an integral quality assurance component of our development effort, we develop and implement testing and monitoring routines in our applications to measure and improve product and service reliability and accuracy.

         We have not reported research and development expense as a separate item in the preceding two fiscal years, but have included research and development as a component of general and administrative expenses.

Employees

         As of September 30, 2004, we had 18 total employees, including 16 full-time employees, consisting of four executive, one administrative, and 11 technical, marketing, sales and customer service employees. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific programming and other professional services as required.

Government Regulation; Environmental Compliance

         Our activities are not subject to present or expected probable material governmental regulation, including environmental laws.

History--Reorganization with Aradyme Development Corporation

         Our parent corporation, named Aradyme Corporation, a Delaware corporation organized in April 1994, was planning to operate a limited aircraft charter business under the name of Albion Aviation until early 2003. On March 31, 2003, through our wholly-owned subsidiary, Albion Merger Corp., we completed a reorganization with Aradyme Development Corporation, a Nevada corporation, in which we (with approximately 1.5 million shares issued and outstanding) issued an aggregate of approximately 13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme Development (Nevada) stockholders. Options to purchase approximately
1.3 million shares of Aradyme Development common stock at a weighted average price of $0.44 per share were converted into options to purchase the same number of shares of our common stock on the same terms.

         As a result of the acquisition, Aradyme Development (Nevada) became our wholly-owned subsidiary and its management personnel became our officers and directors to continue the business of Aradyme Development (Nevada) as our new operating subsidiary. Upon completion of the reorganization, we changed our fiscal year from December 31 to September 30, the fiscal year of Aradyme Development (Nevada).

         Following the above reorganization, we discontinued our plan to operate an air charter business, and in April 2003, we sold our limited assets relating to our plan to operate an air charter business to a stockholder.

         Aradyme Development (Nevada) was organized in February 2001 as a software development company for product development and custom programming for clients needing database solutions for business applications. As an outgrowth of its initial activities, in 2002 Aradyme Development (Nevada) introduced to the market the Aradyme DBMS software technology, which we continue to commercialize.

Executive Officers

         James R. Spencer, Chief Executive Officer and Chairman

         Mr. Spencer became our chief executive officer on March 31, 2003, as a result of our reorganization with Aradyme Development Corporation. Mr. Spencer became chairman of our board in May 2003. Mr. Spencer served as chief executive officer of Aradyme Development Corporation from September 2001 through March 31, 2003, and was also a director from February 2001 through March 31, 2003. Before joining Aradyme Development Corporation, Mr. Spencer was a founder, senior partner, and president at Tanner Spencer Group, Orem, Utah, from June 1997 through June 2001, where he directed, consulted, and executed marketing and general business strategies and tactics for both private and publicly-held companies and their products. He has also served in management positions for SoftSolutions, Inc., Orem, Utah, from 1989-1993, and Novell, Inc., Provo, Utah, from 1993-1997. He received his B.S. in Business Finance from Brigham Young University, Provo, Utah.

         Kirk L. Tanner, President and Director

         Mr. Tanner became our president on March 31, 2003, as a result of our reorganization with Aradyme Development Corporation. Mr. Tanner served as president for Aradyme Development Corporation from September 2001 through March 31, 2003, and also as a director from February 2001 through March 31, 2003. Prior to joining Aradyme Development Corporation, Mr. Tanner was a founder, senior partner, and chief executive officer of Tanner Spencer Group, Orem, Utah, from June 1997 to June 2001, an entity that consulted and directed the execution of marketing programs for both private and publicly-held companies. He has also worked in management and director positions for Novell, Inc. Provo, Utah, from 1988 to 1990 and from 1995 to 1997, SoftSolutions, Inc., Orem, Utah, in 1989, WICAT, Orem, Utah, from 1989 to 1992, and with Hales Allen, Orem, Utah, from 1992 to 1995, as a consultant providing direct marketing activities for technology companies, such as WordPerfect Corporation, Orem, Utah. He earned a B.A. in advertising from Brigham Young University, Provo, Utah, and an M.S. in advertising from Northwestern University, Evanston, Illinois.

         Scott A. Mayfield - Chief Financial Officer

         Mr. Mayfield became our chief financial officer on July 8, 2004. Mr. Mayfield has an extensive background in finance with over 25 years of experience in the manufacturing industry. He has worked for both private and public corporations of all sizes holding a variety of positions from controller to chief financial officer. He has actively participated in a number of highly successful mergers and acquisitions, public and private offerings, and other critical negotiations. During the past 15 years, Mr. Mayfield has worked in the high-tech medical device industry for companies such as CR Bard, Murray Hill, New Jersey, from 1988 to 1992, InnerDyne, Inc. Salt Lake City, Utah (now a division of U.S. Surgical), from 1992 to 1998, and most recently as vice president finance and administration for a division of Boston Scientific Corporation in Salt Lake City, Utah, from 1998 to 2004. Mr. Mayfield is a certified public accountant with a B.S. in Finance and an M.B.A. in Finance and Management from the University of Utah, Salt Lake City, Utah.

         Merwin D. Rasmussen, Corporate Secretary and Director

         Mr. Rasmussen became our corporate secretary on March 31, 2003, as a result of our reorganization with Aradyme Development Corporation. Mr. Rasmussen served as Aradyme Development Corporation's corporate secretary and a director from February 2001 through March 31, 2003. Mr. Rasmussen also has been an independent contract anesthetist since 1982 and Chief Obstetrical Department Anesthetist at Pioneer Valley Hospital, West Valley City, Utah, since 1986. Mr. Rasmussen's anesthesia practice is conducted through Merwin D. Rasmussen, P.C., of which he is the president and only stockholder. From June 1995 to the present, Mr. Rasmussen has been an owner and director of EnviroFresh, Inc., a finance company located in Salt Lake City, Utah. Additionally, he has conducted business as Eagle Rock Funding, Salt Lake City, Utah, a mortgage finance company, since July 1999. Mr. Rasmussen was the manager/director of Synergy Limited, LLC, which owned and operated a Gold's Gym fitness franchise in West Valley City, Utah, from June 2001 through December 2003. Mr. Rasmussen received a degree in anesthesia in 1980 from Minneapolis School of Anesthesia, Minneapolis, Minnesota.

Key Personnel

         Dr. Phillip J. Windley, Chief Technology Officer

         Dr. Windley was appointed to serve as our chief technology officer on a part-time contract basis on March 17, 2004. He served from 2001 to 2002 as the chief information officer for the State of Utah, serving on Governor Mike Leavitt's Cabinet and as a member of his senior staff. During his tenure, Utah was repeatedly recognized by several national groups for its excellence in the areas of information technology and eGovernment. His background also includes working as vice president of product development and operations at Excite@Home, Provo, Utah from 2000 to 2001 as chief technology officer of iMALL, Inc., Provo, Utah, an early leader in electronic commerce from 1988 to 2000, and working as a professor of computer science at the University of Idaho, Moscow, Idaho, from 1990 to 1993 and Brigham Young University, Provo, Utah, 1993 to 1999, where he founded the Laboratory for Applied Logic. Dr. Windley received his Ph.D. in computer science from the University of California, Davis, California.

         Marcus P. Lunt - Vice President Project Operations

         Mr. Lunt joined us on January 3, 2003, as Vice President of Development, then was appointed as Vice President Project Operations on October 1, 2004. Mr. Lunt served as a commercial general contractor before moving into the new PC computer field in 1983. He has served as vice president of product development for SoftSolutions, Inc., Orem, Utah from 1985 to 1993, senior project manager for WordPerfect/Novell, Provo, Utah, from 1993 to 1997, vice president of operations and development for Teltrust.com, Salt Lake City, Utah, from 1997 to 1998, director of project office for PowerQuest Corp, Orem, Utah from 1998 to 2001, and Lexis-Nexis Corporation, Provo, Utah from 2001 to 2002. Mr. Lunt has been an early adopter of project management best practices in the information technology world, making significant contributions to the successful release of many software products. He has written a wide variety of articles in the field of project and program management and was the featured keynote speaker at Boston University's Frontiers in Project Management seminar. He has his Project Management Professional (PMP) certification from the Project Management Institute and is a founding member of the board of directors for the Project Management Institute, Utah Chapter. Mr. Lunt holds a bachelor's degree in business from the University of Phoenix, Salt Lake City, Utah.

         Don Hutchings - Vice President Sales

         Mr. Hutchings became our Vice President Sales on January 15, 2004. Mr. Hutchings has over 10 years of successful sales management in the high-tech industry. He has held positions in complex high-tech sales companies such as MarketStar Corporation, Salt Lake City, Utah, from 1997 to 2000, Siebel, Sandy, Utah, in 2000, Brigade Corporation, San Francisco, California, from 2001 to 2002, and AMX International, Salt Lake City, Utah, from 2002 to 2003. Mr. Hutchings has been deeply involved in setting up and running sales force automation programs, specifically for various companies in the technology industry with which he consulted in his role as founder and principal of Marketing Image, Ogden, Utah, from 1997 to 2003. Mr. Hutchings has extensive experience working with both public and private sectors in software and consulting sales for major institutions and companies. He holds a bachelor's degree in business administration from the University of Phoenix, Salt Lake City, Utah.

         Daniel Bray - Vice President Software Engineering

         Mr. Bray became our Vice President Software Engineering on October 1, 2004. Mr. Bray has over 17 years of experience in software development. He has worked on a wide spectrum of pioneering technologies at companies such as Folio, Provo, Utah, from 1989 to 1991, WordPerfect Corporation, Orem, Utah, from 1991 to 1995, and Novell, Inc., Provo, Utah, from 1995 to 1997. His roles as vice president of software engineering at iMALL, Provo, Utah, from 1997 to 1999, an early leader in electronic commerce, and as vice president of software product development at Excite@Home, Orem, Utah, from 2000 to 2002, expanded his experience into large-scale systems as well as high-end DBMS. Mr. Bray has extensive experience in running complex engineering organizations in creating robust technologies. His latest work at the LDS Church Family History Department involved the manipulation of petabytes of data in large-scale systems of genealogical records. Mr. Bray holds an associates degree in electronics engineering from Ricks College, Rexburg, Idaho, a bachelor's degree in computer science, and an MBA from Brigham Young University, Provo, Utah.

                         ITEM 2. DESCRIPTION OF PROPERTY

         We currently maintain our executive offices in approximately 3,900 square feet at 677 East Quality Drive, American Fork, Utah 84003, under a lease expiring February 2005, and additional space rented on a monthly basis, with monthly lease payments of $5,224. It is our intention to vacate this lease as it expires. In December 2004, we executed a lease agreement to occupy approximately 10,000 square feet of office and laboratory space located in a technology park at 1255 North Research Way, Orem, Utah 84097, under a 65-month lease with base monthly lease payments of $11,667, and includes provisions that increase the basic lease rate by $0.50 per square foot after every 13 months. The lease includes an incentive for five free months in the first year. The amount of leased space increases over the lease term to 16,185 square feet. We believe these facilities are adequate for our foreseeable needs.


                            ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, the best of our knowledge, against us.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2004.

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
                 BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock began trading on the OTC Bulletin Board on June 4, 2002, under the symbol ABAV. The symbol changed in December 2002 to ADYE. The following quotations were reported by the OTC Bulletin Board website and reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There have been no reported transactions in our stock for many of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated:

                                                                 Low      High
                                                               -------- --------
  Fiscal Year Ended September 30, 2005:
    Quarter ended March 31, 2005 (through January 10, 2005)..   $1.06     $1.80
    Quarter ended December 31, 2004..........................    0.64      1.53

  Fiscal Year Ended September 30, 2004:
    Quarter ended September 30, 2004.........................    0.65      2.25
    Quarter ended June 30, 2004..............................    0.60      4.45
    Quarter ended March 31, 2004.............................    0.70      4.05
    Quarter ended December 31, 2003..........................    0.13      0.70

  Fiscal Year Ended September 30, 2003:
    Quarter ended September 30, 2003.........................    0.09      0.52
    Quarter ended June 30, 2003..............................    0.25      1.60
    Quarter ended March 31, 2003.............................    0.51      1.95
    Quarter ended December 31, 2002..........................    0.03      0.67

         On January 10, 2005, the closing price per share of our common stock on the OTC Bulletin Board was $1.75 per share.

         We estimate that, as of January 10, 2005, we had approximately 475 stockholders. We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business.

Recent Sales of Unregistered Securities

         On November 2, 2004, we issued options to purchase an aggregate of 2,028,000 shares of common stock at $0.64 per share to three officers and directors, 15 employees, and one contract service provider. On such date, the market price for our common stock was $0.64 per share. Each recipient of options was familiar with our business and financial operations and either assisted in the preparation of, or was provided with, copies of our periodic reports as filed with the Securities and Exchange Commission. Those recipients who were not our directors or executive officers were provided with the opportunity to ask questions directly of our executive officers.

         On November 2, 2004, we issued an aggregate of 270,000 shares of restricted common stock as compensation for services rendered by two independent consultants. We provided both of these independent contractors, who are knowledgeable about our industry, with business and financial information about us. On the date of this transaction, the market price for our common stock was $0.64 per share.

         Between December 30, 2004, and January 3, 2005, we sold an aggregate of 65,000 shares of common stock to two investors who were residents of Germany for $65,000, or $1.00 per share. At the time of these transactions, the market price for our common stock ranged between $1.30 and $1.60 per share. Each investor represented in writing that he was not a resident of the United States, that he was taking the shares for investment, and that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. These transactions were conducted in reliance on Regulation S.

         Between December 8, 2004, and January 10, 2005, we sold 500,000 shares of common stock to one accredited investor and 25,000 shares of common stock to one unaccredited investor for an aggregate of $525,000, or $1.00 per share. At the time of these transactions, the market price for our common stock ranged between $1.06 and $1.80 per share. Each of the purchasers was provided with a private placement memorandum detailing our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers. These transactions were conducted in reliance on the exemption from registration provided by Rule 506 of Regulation D.

         Each of the foregoing persons was able to bear the financial risk of his or her investment. Each transaction was negotiated directly with each such person by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. Each recipient acknowledged in writing the receipt of restricted securities and consented to a legend on the certificate issued and stop-transfer instructions with the transfer agent. Each certificate for the shares and the option agreements issued in the foregoing transactions bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificate on our stock transfer records.

         Unless otherwise stated, each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         We provide data extraction, transformation and loading services and develop, manufacture, market and distribute computer DBMS software based on proprietary technology that we have developed or acquired.

Reverse Merger Method of Accounting

         On March 31, 2003, through our wholly-owned subsidiary, we completed the acquisition of Aradyme Development Corporation, a Nevada corporation, which had 1,527,000 shares of common stock issued and outstanding, by issuing an aggregate of 13,155,574 shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Nevada corporation's stockholders. Options to purchase approximately 1.3 million shares of the Nevada corporation common stock at $0.50 per share were converted into options to purchase the same number of shares of our common stock on the same terms. This transaction was accounted for as a reverse acquisition. We changed our name to Aradyme Corporation in conjunction with the reverse acquisition. We are the surviving entity for legal purposes and the Nevada corporation is the surviving entity for accounting purposes.

         Accordingly, the statements of operations include the operations of the Nevada corporation for the periods presented. Pursuant to the merger, all capital stock shares and amounts and per share data were retroactively restated.

Results of Operations

         Our revenues from providing data service solutions and from custom applications based upon our technology platform increased to $57,480 for the year ended September 30, 2004, as compared to $32,583 for the same period during the preceding fiscal year, although revenues were relatively nominal in both periods as we emerge from the product development stage.

         Our principal operating expenses are for employee and consultant contract services with those providing principal technical and other services. Historically, we have obtained the required technical and other services under independent contractor relationships accounted for as consulting services. During fiscal 2004, we converted many of these independent contractors to employees, which reduced our consulting services expenses compared to the prior year, but increased our costs for payroll burdens and employee benefits. Accordingly, contract services decreased from $846,157 for the year ended September 30, 2003, to $252,472 for the year ended September 30, 2004, a decrease of 70% as compared to the preceding year. General and administrative expense increased from $390,564 for the year ended September 30, 2003, to $1,451,428 for the year ended September 30, 2004. A large portion of this increase resulted from the conversion of previous consultants to employees. Total operating expenses increased 35% from a total of $1,345,994 for the year ended September 30, 2003, to a total of $1,810,802 for the year ended September 30, 2004. This increase was due to increased development efforts and sales and marketing costs to bring our initial products to market.

         Other expense of $47,309 during the year ended September 30, 2004, consists solely of interest accrued and paid on borrowings during the year ended September 30, 2004. During the preceding fiscal year, other expense, consisting principally of interest expense, was $51,268.

Plan of Operation

         At September 30, 2004, we had working capital of $102,535, as compared to a working capital deficit of $834,911 as of September 30, 2003. At September 30, 2004, we had an accumulated deficit of $4,258,292 and total stockholders' equity of $230,369, as compared to a deficit accumulated during the development stage of $2,457,659 and stockholders' deficit of $709,120 as of September 30, 2003. The auditors' report for the year ended September 30, 2004, as in prior years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the year ended September 30, 2004, we used $1,914,108 in cash for operating activities and $26,118 in financing activities, which was provided by $2,150,189 from investing activities, resulting in an $209,963 net increase in cash during the period. From inception through September 30, 2004, we required an aggregate of $3,602,810 in cash to fund our operating activities and a net $6,329 to fund our investing activities, which was provided principally from $3,464,459 in net proceeds from the sale of common and preferred stock. Between September 30, 2004, and the filing of this report, we obtained approximately $600,000 in net proceeds from the sale of common stock and arranged a $200,000 line of credit.

         We estimate that we will require approximately $3.0 million in cash, which we will seek to obtain principally through the sale of securities, to fund our activities until revenues are sufficient to cover costs. We have no commitment from any person to acquire all or any securities we may offer or to provide funding through any other mechanism. We expect that additional capital will be required if we are unable to generate sufficient revenues from the data services we provide and the commercialization of our DBMS.

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

         Revenue Recognition

         Revenues are primarily derived from providing data services, developing custom software, and selling software licenses and related services, which include maintenance, support, consulting and training services. Revenues from data services, custom software development, and license arrangements and related services are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9. We generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates. We define each of these four criteria as follows:

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

         For data services and custom software development contracts, generally revenue is previously agreed upon as a fixed price in the customer contract. Some contracts may include a definition of progress "milestones" or "phases" with corresponding revenue elements established for each milestone or phase. The standard contract defines that, if we have met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable by us.

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

Certain Risks

         We have not begun to achieve significant revenues from our marketing efforts and it is likely we will continue to incur significant operating losses.

         For the fiscal year ended September 30, 2004, we reported a net loss of approximately $1.8 million on revenues of approximately $57,000 dollars. Although we have reported significant new contracts in recent months from which we expect to generate revenues in connection with providing voter registration data migration services in several states, we do not anticipate that the revenues from these agreements will be sufficient to meet all of our projected operating expenses. For that reason, our losses from operations will likely continue. Accordingly, we are dependent upon obtaining substantial amounts of additional financing in order to continue.

         We anticipate that a significant amount of our future revenue will be dependent on our teaming partners.

         We have entered into agreements to team with prime contractors in providing data migration services in connection with implementation by the states of the centralized uniform interactive voter registration database mandated by the federal Help America Vote Act of 2002. We anticipate that we will enter into additional teaming agreements respecting similar services in other states and that we will focus a significant portion of our activities on this market. In each of these instances, we are and expect to be a subcontractor with a major, third-party, electronic data services provider and will be dependent on those major firms for administration and implementation of our agreements. In each instance, our teaming partner is significantly larger with greater financial, technical, and managerial resources, and we may be at a relative disadvantage in administering and operating under our agreements. In each instance, the database migration services that we expect to provide are a relatively small portion of the total contract services.

         We incur marketing costs that we may be unable to recover.

         As we focus our marketing activities in providing data migration services for safe compliance with the Help America Vote Act, we have encountered and will continue to encounter long sales cycles in which it takes us many months to initiate contacts with a teaming partner with which we coordinate the bidding or other award process with the state, develop teaming arrangements, accommodate state budgetary cycles, and meet other requirements, all in the context of state political dynamics. Accordingly, we expect that we will incur marketing costs for several months before we are able to determine whether or not we will be able to obtain a contract for services in any state. If we do not get a contract for services, we will not be able to recover any of marketing costs incurred. Even if we do get an agreement, we cannot assure that the revenue we receive will compensate us for the marketing costs incurred plus the costs of providing the required services.

         We will need expanded technical and managerial resources to fulfill our current and expected data migration contracts.

         We will require multiple teams of qualified technical and related managerial personnel and support facilities to fulfill our current and expected data migration contracts. This will require us to recruit, train and deploy programmers, developers, project managers and similar technical specialists, some of which may be in short supply. We may incur unexpected costs in recruiting, training and relocating to Utah or other required working location required personnel. We cannot assure that the people we recruit and train will enable us to meet our contractual commitments.

         Our marketing and performance credibility and, in turn, our ability to market our products and services successfully will be damaged if we do not meet our current and expected contractual commitments.

         Our success depends on our ability to fulfill our current and expected contractual commitments. We expect that our failure to do so effectively and on time will damage our ability to market our product and services, particularly for data migration related to HAVA compliance in the relatively close knit state HAVA compliance market. Our failure in the market would likely have an adverse impact on our efforts to market our data migration services or other products. Our focus on meeting our contractual commitments may divert our limited resources from other opportunities that may have greater economic potential.

         Any substantial increase in sales may expose us to risks inherent in rapid expansion.

         We have limited technical, managerial and financial resources, and would have to expand significantly if we encountered substantial growth in the sales of data migration services, either within the HAVA compliance market or in other areas, or other products we offer or may develop. We cannot assure that we would be able to manage substantial expansion of our resources and capabilities.

         We need additional capital.

         We need additional capital to fund contract completion, product development, marketing and sales. We have no current arrangement for any required additional financing. We may seek required funds from the sale of additional securities, strategic alliances, or other arrangements. Any of such arrangements may dilute the interest of our existing stockholders or our interest in our products. We cannot assure that additional funds could be obtained or, if obtained, would be on terms acceptable or favorable to us.

         If we provide software that is unreliable, we could lose customers and revenues.

         Computer software may contain known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Although we attempt to resolve all errors we believe our customers would consider serious, no technology is error-free. Undetected errors or performance problems may be discovered after customers begin using our software. This could result in lost revenues or delays in customer acceptance and could be detrimental to our reputation, which could harm our business, operating results, and financial condition.

         We are exposed to the risk of product and professional liability.

         The implementation of our business plan entails risks of product and professional liability. We intend to seek to obtain product and professional liability insurance, but there can be no assurance that we will be able to obtain such insurance or, if we are able to do so, that we will be able to do so at rates that will make it cost-effective. Any successful product or professional liability claim made against us could substantially reduce or eliminate any economic return to us or our stockholders and could have a significant adverse impact on our future.

         If we become subject to service-related liability claims, they could be time-consuming and costly to defend.

         Because our customers will use our products and services for mission-critical applications, such as data and inventory control, any errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A service-related liability claim brought against us, even if unsuccessful, could be time-consuming and costly to defend and could harm our reputation.

         If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights.

         Our success will depend, in part, upon our intellectual property rights. Litigation to enforce intellectual property rights or to protect trade secrets could result in substantial costs and may not be successful. Any inability to protect intellectual property rights could seriously harm our business, operating results and financial condition. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect those intellectual property rights.

         Claims that we infringe upon the intellectual property rights of others could be costly to defend or settle.

         Litigation regarding intellectual property rights is common in the software industry. We expect that software technologies and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights will be sufficient to allow us to market products and services without incurring third-party liability, third parties may bring claims of infringement against us. Any litigation to defend against claims of infringement or invalidity, whether or not meritorious, could result in substantial costs and diversion of resources. Furthermore, a party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products or services. Our business, operating results and financial condition could be harmed if any of these events occurred.


                          ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, including the accountant's report, are included beginning at page F-1 immediately following the signature page of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There was no change in accountants or disagreement with accountants on accounting and financial disclosure during the fiscal year ended September 30, 2004.

                        ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act" is incorporated herein by reference. Information about our executive officers is found in Part I, Item 1, under the caption "Description of Business:
Executive Officers."


                         ITEM 10. EXECUTIVE COMPENSATION

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Executive Compensation" is incorporated herein by reference.


          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" is incorporated herein by reference.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                ITEM 13. EXHIBITS

   Exhibit
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
   Item 2.     Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation
               or Succession
---------------------------------------------------------------------------------- ---------------------------------
    2.01       Reorganization Agreement between Albion Aviation, Inc. and          Incorporated by reference from
               Aradyme Development Corporation dated February 7, 2003              the current report on Form 8-K
                                                                                   dated March 31, 2003, filed
                                                                                   April 8, 2003.
   Item 3.     Articles of Incorporation and Bylaws
---------------------------------------------------------------------------------- ---------------------------------
    3.01       Certificate of Incorporation of Albion Ventures, Inc. dated April   Incorporated by reference from
               18, 1994                                                            the registration statement on
                                                                                   Form S-1 filed September 26,
                                                                                   2000 (file no. 333-46672).

   Exhibit
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
    3.02       Certificate of Amendment to Certificate of Incorporation of         Incorporated by reference from
               Albion Ventures, Inc. (changing name to Albion Aviation, Inc.)      the registration statement on
               dated May 16, 2000                                                  Form S-1 filed September 26,
                                                                                   2000 (file no. 333-46672).

    3.03       Bylaws                                                              Incorporated by reference from
                                                                                   the registration statement on
                                                                                   Form S-1 filed September 26,
                                                                                   2000 (file no. 333-46672).

    3.04       Certificate of Amendment to Certificate of Incorporation filed      Incorporated by reference from
               January 9, 2003 (changing name to Aradyme Corporation)              the current report on Form 8-K
                                                                                   dated March 31, 2003, filed
                                                                                   April 8, 2003.

   Item 4.     Instruments Defining the Rights of Security Holders, Including
               Indentures
---------------------------------------------------------------------------------- ---------------------------------
    4.01       Specimen stock certificate                                          This filing.

    4.02       Form of Certificate of Designation of Series A Preferred Stock      Incorporated by reference from
                                                                                   the current report on Form 8-K
                                                                                   dated March 31, 2003, filed
                                                                                   April 8, 2003.

  Item 10.     Material Contracts
---------------------------------------------------------------------------------- ---------------------------------
    10.03      Software License Agreement between Dan Faust and Systems            Incorporated by reference from
               Research, Inc. dated April 28, 2001                                 the annual report on Form
                                                                                   10-KSB dated January 13, 2004,
                                                                                   filed January 14, 2004.

    10.04      Stock Purchase Agreement between Jehu Hand and Aradyme              Incorporated by reference from
               Corporation dated March 20, 2003                                    the annual report on Form
                                                                                   10-KSB dated January 13, 2004,
                                                                                   filed January 14, 2004.

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

    10.06      Modification and Documentation of Obligations effective September   Incorporated by reference from
               29, 2003                                                            the annual report on Form
                                                                                   10-KSB dated January 13, 2004,
                                                                                   filed January 14, 2004.

   Exhibit
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
    10.07      2003 Long-Term Incentive Plan                                       Incorporated by reference from
                                                                                   the annual report on Form 10-KSB
                                                                                   dated January 13, 2004, filed
                                                                                   January 14, 2004.

    10.08      Conversion letter regarding obligation due the Tanner Spencer       Incorporated by reference from
               Group dated September 30, 2003                                      the annual report on Form
                                                                                   10-KSB/A dated January 30,
                                                                                   2004, filed January 30, 2004.

    10.09      Canyon Park Technology Center Office Building Lease                 Incorporated by reference from
               Agreement as of November 30, 2004, between TCU                      the current report on Form 8-K
               Properties III, LLC, and Aradyme Corporation                        dated December 8, 2004, filed
                                                                                   December 14, 2004.

    10.10      2004 Long-Term Incentive Plan                                       This filing.

    10.11      Securities Purchase Agreement between Aradyme Corporation and       Incorporated by reference from
               Shan Lassig dated December 29, 2004, effective November 15, 2004    the current report on Form 8-K
                                                                                   dated January 3, 2005, filed
                                                                                   January 5, 2005.

    10.12      Form of Convertible Note                                            Incorporated by reference from
                                                                                   the current report on Form 8-K
                                                                                   dated January 3, 2005, filed
                                                                                   January 5, 2005.

  Item 14.     Code of Ethics
---------------------------------------------------------------------------------- ---------------------------------
    14.01      Aradyme Corporation Code of Ethics                                  Incorporated by reference from
                                                                                   the annual report on Form
                                                                                   10-KSB/A dated January 30,
                                                                                   2004, filed January 30, 2004.

  Item 21.     Subsidiaries of the Small Business Issuer
---------------------------------------------------------------------------------- ---------------------------------
    21.01      Schedule of Subsidiaries                                            Incorporated by reference from
                                                                                   the annual report on Form
                                                                                   10-KSB dated January 13, 2004,
                                                                                   filed January 14, 2004.

  Item 31.     Rule 13a-14(a)/15d-14(a) Certifications
---------------------------------------------------------------------------------- ---------------------------------
    31.01      Certification of Principal Executive Officer Pursuant to            This filing.
               Rule 13a-14

    31.02      Certification of Principal Financial Officer Pursuant to            This filing.
               Rule 13a-14

   Exhibit
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
   Item 32     Section 1350 Certifications
---------------------------------------------------------------------------------- ---------------------------------
    32.01      Certification of Chief Executive Officer Pursuant to                This filing.
               18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

    32.02      Certification of Chief Financial Officer Pursuant to                This filing.
               18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

---------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information from the definitive proxy statement for the 2004 annual meeting of stockholders under the caption "Principal Accountant Fees and Services" is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARADYME CORPORATION

Date: January 10, 2005                    By /s/ James R. Spencer
                                            -----------------------------------
                                            James R. Spencer
                                            Its Principal Executive Officer

Date: January 10, 2005                    By /s/ Scott A. Mayfield
                                             ----------------------------------
                                             Scott A. Mayfield
                                             Its Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 10, 2005                      /s/ James R. Spencer
                                            -----------------------------------
                                            James R. Spencer, Chairman
                                            (Principal Executive Officer)

                                            /s/ Scott A. Mayfield
                                            -----------------------------------
                                            Scott A. Mayfield
                                            (Principal Financial Officer)

                                            /s/ Kirk L. Tanner
                                            -----------------------------------
                                            Kirk L. Tanner, Director
                                            (President)

                                            /s/ Merwin D. Rasmussen
                                            -----------------------------------
                                            Merwin D. Rasmussen, Director
                                            (Secretary)

                       ARADYME CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004





                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm..................  F-2

Consolidated Balance Sheet...............................................  F-3

Consolidated Statements of Operations....................................  F-5

Consolidated Statements of Stockholders' Equity..........................  F-6

Consolidated Statements of Cash Flows....................................  F-8

Notes to the Consolidated Financial Statements........................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Aradyme Corporation and Subsidiary
American Fork, Utah


We have audited the accompanying consolidated balance sheet of Aradyme Corporation and Subsidiary (the Company) as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aradyme Corporation and Subsidiary as of September 30, 2004 and the results of their consolidated operations and their cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
January 10, 2005

                                       ARADYME CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheet


                                                     ASSETS

                                                                                                  September 30,
                                                                                                       2004
                                                                                               -----------------
CURRENT ASSETS
   Cash                                                                                        $         265,259
   Accounts receivable                                                                                    29,260
   Prepaid insurance                                                                                      66,917
                                                                                               -----------------
     Total Current Assets                                                                                361,436
                                                                                               -----------------

PROPERTY AND EQUIPMENT, NET (Notes 1 and 2)                                                               89,212
                                                                                               -----------------
OTHER ASSETS

   Prepaid license fees (Note 3)                                                                          33,662
   Deposits                                                                                                4,960
                                                                                               -----------------
     Total Other Assets                                                                                   38,622
                                                                                               -----------------

     TOTAL ASSETS                                                                              $         489,270
                                                                                               =================



              The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                     Consolidated Balance Sheet (Continued)


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  September 30,
                                                                                                       2004
                                                                                               -----------------
CURRENT LIABILITIES
   Accounts payable                                                                            $          33,779
   Accrued expenses                                                                                      172,622
   Notes payable (Note 4)                                                                                 52,500
                                                                                               -----------------
     Total Current Liabilities                                                                           258,901
                                                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

   Preferred stock: 1,000,000 shares authorized of $0.001
     par value, 0 shares issued and outstanding                                                                -
   Common stock: 50,000,000 shares authorized of $0.001
     par value, 23,151,046 shares issued and outstanding                                                  23,151
   Additional paid-in capital                                                                          4,465,510
   Accumulated deficit                                                                                (4,258,292)
                                                                                               -----------------
     Total Stockholders' Equity                                                                          230,369
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $         489,270
                                                                                               =================


              The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-4

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Operations


                                                                                           For the
                                                                                         Years Ended
                                                                                         September 30,
                                                                               ---------------------------------
                                                                                    2004               2003
                                                                               --------------     --------------
REVENUES                                                                       $       57,480     $       32,583
                                                                               --------------     --------------

OPERATING EXPENSES

   Depreciation and amortization                                                       58,480             52,789
   Rent                                                                                48,422             56,484
   Contract services                                                                  252,472            846,157
   General and administrative                                                       1,451,428            390,564
                                                                               --------------     --------------
     Total Operating Expenses                                                       1,810,802          1,345,994
                                                                               --------------     --------------

   LOSS FROM OPERATIONS                                                            (1,753,322)        (1,313,411)

OTHER INCOME (EXPENSE)

   Loss on sale of marketable securities                                                    -             (6,804)
   Gain on sale of assets                                                                   -             10,342
   Interest expense                                                                   (47,309)           (54,806)
                                                                               --------------     --------------
     Total Other Expense                                                              (47,309)           (51,268)
                                                                               --------------     --------------

NET LOSS                                                                       $   (1,800,631)    $   (1,364,679)
                                                                               ==============     ==============

BASIC AND DILUTED LOSS PER SHARE                                               $        (0.09)    $        (0.10)
                                                                               ==============     ==============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                19,967,377         13,945,158
                                                                               ==============     ==============


              The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-5

                                               ARADYME CORPORATION AND SUBSIDIARY
                                         Consolidated Statements of Stockholders' Equity


                                                                                                      Accumulated
                                        Preferred Stock            Common Stock          Additional      Other
                                    ---------------------     -----------------------      Paid-In     Comprehen-      Accumulated
                                      Shares       Amount       Shares        Amount       Capital     sive Loss         Deficit
                                    ---------     -------     ----------    ---------   ------------   ----------     -------------
Balance, September 30, 2002            12,000     $    12     12,626,804    $  12,627   $    989,788   $  (17,000)    $  (1,092,980)

October 2002-March 2003,
  common stock issued for cash at
  $0.50 per share pursuant to a
  private placement memorandum              -           -        464,678          464        231,486            -                 -

December 2002 - March 2003,
  common stock issued for services
  at $0.50 per share                        -           -         55,092           55         27,445            -                 -

February 2003, stock option issued
  for services                              -           -              -            -        142,301            -                 -

Recapitalization (Note 1)                   -           -      1,527,044        1,527         67,175            -                 -

April 2003 - September 2003,
  common stock issued for cash at
  $0.53 per share                           -           -        461,883          462        244,397            -                 -

September 2003, stock option issued
  for service                               -           -              -            -         30,800            -                 -

Sale of available-for-sale securities       -           -              -            -              -       17,000                 -

Net loss for the year ended
  September 30, 2003                        -           -              -            -              -            -        (1,364,679)
                                    ---------     -------     ----------    ---------   ------------   ----------     -------------
Balance, September 30, 2003            12,000     $    12     15,135,501    $  15,135   $  1,733,392   $        -     $  (2,457,659)
                                    ---------     -------     ----------    ---------   ------------   ----------     -------------


              The accompanying notes are an integral part of these consolidated financial statements.

                                               ARADYME CORPORATION AND SUBSIDIARY
                                   Consolidated Statements of Stockholders' Equity (Continued)


                                                                                                      Accumulated
                                        Preferred Stock            Common Stock          Additional      Other
                                    ---------------------     -----------------------      Paid-In     Comprehen-      Accumulated
                                      Shares       Amount       Shares        Amount       Capital     sive Loss         Deficit
                                    ---------     -------     ----------    ---------   ------------   ----------     -------------
Balance, September 30, 2003            12,000     $    12     15,135,501    $  15,135   $  1,733,392   $        -     $  (2,457,661)

October 2003-December 2003,
  common stock issued for cash at
  $0.416 per share                          -           -        371,924          372        154,348            -                 -

December 2003 common stock
  issued for services at $0.50
  per share                                 -           -         35,000           35         16,590            -                 -

December 2003, stock option
  issued for services                       -           -              -            -         17,425            -                 -

December 2003 - April 2004, common
  stock issued for cash at $0.50 per
  share per share pursuant to a
  private placement memorandum              -           -      3,842,456        3,843      1,917,385            -                 -

Stock offering costs                        -           -              -            -        (27,500)           -                 -

January 2004 - March 2004, common
  stock issued for conversion of
  debt at $0.14 per share pursuant
  to loan agreement                         -           -      3,112,973        3,113        432,703            -                 -

March 2004, common stock issued for
  conversion of debt at $0.416 per
  share pursuant to loan agreement           -          -        533,192          533        221,275            -                 -

June 2004, common stock issued for
conversion of preferred shares        (12,000)        (12)       120,000          120           (108)           -                 -

Net loss for the year ended
  September 30, 2004                        -           -              -            -              -            -        (1,800,631)
                                    ---------     -------     ----------    ---------   ------------   ----------     -------------
Balance, September 30, 2004                 -     $     -     23,151,046    $  23,151   $  4,465,510   $        -     $  (4,258,292)
                                    =========     =======     ==========    =========   ============   ==========     =============


              The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-7

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows

                                                                                            For the
                                                                                          Years Ended
                                                                                         September 30,
                                                                               ----------------------------------
                                                                                    2004                 2003
                                                                               --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                    $   (1,800,631)     $   (1,364,679)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
   Depreciation                                                                        58,480              52,789
   Bad debt                                                                                 -               7,571
   Common stock issued for services                                                    16,625              27,500
     Stock options issued for services                                                 17,425             173,101
     Loss on sale of marketable securities                                                  -               6,804
     (Gain) on disposition of assets                                                        -             (10,342)
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                       (29,260)              6,424
     (Increase) in prepaids                                                          (101,580)                  -
     Decrease (increase) in deposits                                                      259                (259)
     (Decrease) increase in accounts payable and
       accounts payable related party                                                 (79,821)            276,724
     Increase in accrued expenses                                                       4,395             117,876
     (Decrease) in deferred revenue                                                         -             (5,400)
                                                                               --------------      --------------
       Net Cash Used by Operating Activities                                       (1,914,108)           (711,891)
                                                                               --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of marketable securities                                              -              50,196
   Purchase of fixed assets                                                           (26,118)            (15,623)
                                                                               --------------      --------------
       Net Cash (Used) Provided by Investing Activities                               (26,118)             34,573
                                                                               --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                        132,500             140,000
   Payments on notes payable                                                          (15,000)             (5,000)
   Proceeds from related-party notes payable                                                -             145,000
   Payments on related-party notes payable                                            (15,759)            (70,000)
   Common stock issued for cash                                                     2,075,948             476,809
   Payments on leases payable                                                               -              (1,227)
   Stock offering costs                                                               (27,500)                  -
                                                                               --------------      --------------
       Net Cash Provided by Financing Activities                                    2,150,189             685,582
                                                                               --------------      --------------
   NET INCREASE IN CASH                                                               209,963               8,264

CASH AT BEGINNING OF PERIOD                                                            55,296              47,032
                                                                               --------------      --------------
CASH AT END OF PERIOD                                                          $      265,259      $       55,296
                                                                               ==============      ==============
CASH PAID FOR:

   Interest                                                                    $        4,925      $            -
   Income taxes                                                                $            -      $            -


              The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows (Continued)

                                                                                            For the
                                                                                          Years Ended
                                                                                         September 30,
                                                                               ----------------------------------
                                                                                    2004                 2003
                                                                               --------------      --------------
NON-CASH TRANSACTIONS:

   Notes payable and accrued interest converted to
     common stock                                                              $      657,624      $            -
   Common stock issued for services                                            $       16,625      $       27,500
   Stock options issued for services                                           $       17,425      $      173,101




              The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-9

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 31, 2003, the Company and Aradyme completed a reorganization wherein Aradyme issued approximately 13.1 million shares of its common stock for the outstanding common stock of the Company. Immediately prior to the reorganization, Aradyme had approximately 1.5 million shares of common stock outstanding. The transaction was accounted for as a reverse acquisition. The Company is the continuing entity for accounting purposes and Aradyme is the continuing entity for legal purposes. All operations prior to March 31, 2003, are those of the Company.

The Company develops and markets proprietary database management systems, or DBMS, and related services. The Company is seeking to commercialize its core technology across multiple industries through strategic relationships with core integrators for voter registration, data distribution-migration-repurposing, customer relationship management, and enterprise resource planning applications. The Company believes its proprietary DBMS solution gives its customers improved access and control of their data at reduced risk of data corruption or inaccessibility as compared to other DBMS. The Company exited the development stage effective September 30, 2004, because it is now generating revenue from its planned principal operations.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalent.

d. Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is not presented because it is equal to basic loss per share as a result of the antidilutive nature of stock equivalents. The Company has excluded 4,142,884 common stock equivalents at September 30, 2004.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Basic Loss Per Share (Continued)

                                                     For the Years Ended
                                                        September 30,
                                               ------------------------------
                                                   2004                2003
                                               ------------      ------------
         Basic loss per share:

         Numerator - net loss                  $ (1,800,681)     $ (1,364,679)
         Denominator - weighted average
           number of shares outstanding          19,967,377        13,945,158
                                               ------------      ------------
         Loss per share                        $      (0.09)     $      (0.10)
                                               ============      ============

e. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. In addition, the prior year net operating loss carryforward was adjusted to agree with the current tax net operating loss. This increased the actual net operating loss by about $800,000, making an additional deferred tax asset of $320,000, which has been reported below for the year 2004.

Net deferred tax assets consist of the following components as of September 30, 2004 and 2003:

                                                         2004           2003
                                                    ------------    -----------
         Deferred tax assets:
           Net operating loss carryover             $  1,184,354    $   860,300
         Deferred tax liabilities:                             -              -
         Depreciation                                      7,846        (11,900)

         Valuation allowance                          (1,192,200)      (848,400)
                                                    ------------    -----------

         Net deferred tax asset                     $          -    $         -
                                                    ============    ===========

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2004 and 2003, due to the following:

                                                          2004           2003
                                                     -----------    -----------
         Book Income                                 $  (702,246)   $  (532,224)
         Depreciation                                      6,954          1,316
         Unrealized Loss                                       -              -
         Other                                                 -            591
         Accrued Liabilities/Related-Party Payables      (48,429)        98,748
         Stock for Services/Options Expense               13,240         78,235
         Valuation allowance                             730,481        353,334
                                                     -----------    -----------
                                                     $         -    $         -
                                                     ===========    ===========

At September 30, 2004, the Company had net operating loss carryforwards of approximately $3,000,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the September 30, 2004, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

g. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives:

         Office furniture                                   5-7 years
         Computer/office equipment                          3-5 years


h. Revenue Recognition

The Company generates revenue from four main sources - the sale of data extraction, transformation, loading and other related data services; the sale of custom programming services; the sale of its internally-developed software applications, and the licensing of its proprietary software.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


h. Revenue Recognition (Continued)

The Company recognizes revenue from data services based on fixed pricing as set forth in the customer contract. Most contracts include a definition of progress "milestones" or "phases" with corresponding revenue elements for each milestone or phase. The standard contract defines that, if the Company has met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable. Most contracts also provide for change orders that are necessitated by changes in scope or duties after the initial contract with a customer is signed.

The Company recognizes revenue on custom programming and software applications upon shipment or delivery of goods to the customer and after all risks and rewards of ownership of the related products have passed to the buyer and collection is reasonably assured.

The Company can have certain outstanding agreements for the use of its software product. These agreements could include a post-contract customer support element and when-and-if-available upgrades or revisions for which sufficient vendor specific objective evidence does not exist to allocate revenue to the various elements of the arrangement. As such, the Company would recognize the entire contract fee ratably over the term of the agreement in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions."

The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. There was $0 in deferred revenue at September 30, 2004.

i. Long-Lived Assets

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable per Statement of Financial Accounting Standards ("SFAS") No. 142. Any impairment in value is recognized as an expense in the period when the impairment occurs.

j. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," which is effective for financial statements issued for fiscal years ending after December 15, 2002. This statement amends SFAS No. 123, "Accounting for Stock-based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements (Continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS No. 133. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

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

k. Stock Options

As permitted by FASB Statement No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and amended by SFAS No. 148, the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

The valuation of options and warrants granted to unrelated parties for services are measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty's performance is complete. Pursuant to the requirements of Emerging Issues Task Force ("EITF") 96-18, the options and warrants will continue to be revalued in situations in which they are granted prior to the completion of the performance.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           September 30,
                                                               2004
                                                        -----------------
         Equipment                                      $         140,220
         Furniture                                                 98,092
         Accumulated depreciation                                (149,100)
                                                        -----------------
                                                        $          89,212
                                                        =================

Total depreciation expense for the years ended September 30, 2004 and 2003, was $58,480 and $52,789, respectively.

NOTE 3--RELATED-PARTY TRANSACTIONS

a. Related-Party Payables

All related-party payables were paid off in 2004. Total payment for principal and interest included the following:

         $15,758 note payable to an individual, unsecured, $3,142 accrued interest at 8% per annum starting October 1, 2001,
           paid off through cash payment.                                                        $           18,900
                                                                                                 ------------------

              Total related-party payables paid off through cash payment                         $           18,900
                                                                                                 ==================

         $70,041 note payable to a company pursuant to an Asset Purchase agreement, secured by fixed assets, $43,842 accrued interest at 24%
           per annum starting October 1, 2001, paid off through conversion into
           813,455 shares of common stock
           at $0.14 per share.                                                                   $          113,884

         $198,040 note payable to a company owned by former chief financial officer, due April 10, 2003, $44,360 accrued interest at the default rate of 15%, paid off through conversion into
           1,693,225 shares of common stock at $0.14 per share.                                             242,400

         $75,000 note payable to former chief financial officer, accrued interest of $4,533 at 8% per annum, paid off through conversion
           into 568,090 shares of common stock at $0.14 per share.                                           79,533
                                                                                                 ------------------
              Total related-party payables paid off through conversion
                into Aradyme common stock                                                        $          435,817
                                                                                                 ==================

Accrued interest paid to related parties through cash payment or conversion to common stock was $95,876. There was no beneficial conversion feature associated with the convertible notes payable-related parties.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements

NOTE 3--RELATED-PARTY TRANSACTIONS (Continued)

b. Software License Agreement

The Company entered into a Software License Agreement with two related individuals for the rights to the software and related intellectual property on which its proprietary Aradyme Database Management System is based. In May 2004, the Company exercised its right to purchase the software upon expiration of the agreement for one dollar. The Company remains obligated to pay a fee equal to ten percent (10%) of all license fees collected by the Company for each license sold, distributed, or otherwise disposed of externally. The license fee shall be paid until a total of $2,000,000 has been paid to the related individuals. The prepaid balance of $33,662 as of September 30, 2004, results from cumulative payments of $39,000 paid through September 30, 2004, offset by $5,338 earned and expensed.

NOTE 4--NOTES PAYABLE

Notes payable consisted of the following at September 30, 2004:
         Note payable to an insurance premium financing company,
         interest at 8.50% per annum, unsecured, due on demand                                    $          52,500

         Two notes payables were paid off in 2004. Total payment for principal and interest on these two notes included the following:

              $15,000 note payable to a related-party individual, unsecured,
                  $1,320 accrued interest at 8% per annum, paid off through
                  cash payment.                                                                   $          16,321
              $200,000 note payable to a company, $21,808 accrued interest at 15% per annum, paid off through conversion into
                  533,193 shares of common stock at $0.416 per share.                             $         221,808

NOTE 5--COMMITMENTS AND CONTINGENCIES

Office Space

During October 2001, the Company entered into a 39-month lease for office space in American Fork, Utah. The lease calls for monthly payments of $3,215. During January 2002, the Company amended the lease to include additional space. The amendment increased the base monthly rent by $200 for January 2002 through February 2002, by $300 for March 2002 through April 2002, by $400 for May 2002 through June 2002, by $500 for July 2002 through August 2002, by $743 for September 2002 through December 2002, and at various amounts through February 2005. The total minimum lease payments due under this non-cancelable lease are as follows:

                   2004              $      12,666
                   2005                      8,444
                                     -------------
                   Total             $      21,110
                                     =============

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 6--EQUITY TRANSACTIONS

a. Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, with a par value $0.001 per share, with rights, privileges and preferences to be designated by the board of directors. No shares of preferred stock are issued and outstanding.

b. Common Stock

During the year ended September 30, 2003, the Company issued 464,678 shares of common stock at $0.50 per share for cash in a private placement for net proceeds of $231,950.

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

In October 2003, the Company issued 240,384 shares of common stock for cash of $100,000, or $0.416 per share, and warrants exercisable for 240,384 shares of common stock at $1.00 per share.

In December 2003, the Company issued 35,000 shares of common stock for services valued at $17,025, or $0.50 per share,

In December 2003, the Company issued 131,540 shares of common stock for cash of $54,718, or $0.416 per share.

In December 2003, the Company issued options to purchase 150,000 shares of common stock to a consultant.

From December 2003 through April 2004, the Company issued 3,842,456 shares of common stock for cash of $1,921,228, or $0.50 per share.

In January 2004, a company owned by an officer of the Company converted $242,400 of debt and accrued interest into 1,731,429 shares of common stock, or $0.14 per share, in accordance with the terms of a convertible note.

In March 2004, a company owned by two officers of the Company converted $113,884 of debt and accrued interest into 813,458 shares of common stock, or $0.14 per share, in accordance with the terms of a convertible note.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 6--EQUITY TRANSACTIONS

b. Common Stock (Continued)

In March 2004, a company owned by an officer of the Company converted $79,532 of debt and accrued interest into 568,086 shares of common stock, or $0.14 per share, in accordance with the terms of a convertible note.

In March 2004, a lender converted $221,808 of debt and accrued interest into 533,192 shares of common stock, or $0.416 per share, in accordance with the terms of a convertible note.

In June 2004, holders of 12,000 preferred shares outstanding converted their preferred shares to 120,000 common shares, in accordance with the conversion provisions of the preferred stock.

c. Stock Options

In 2003, the Company adopted the 2003 Long-Term Incentive Plan for employees, directors, and consultants. Options granted under the plan may be incentive stock options or nonstatutory stock options as determined by the board of directors or any of its committees at the time of grant. Stock purchase rights may also be granted under the plan. The maximum aggregate number of shares on which options may be granted is 3,000,000. The plan has a term of 10 years unless terminated earlier. The term of each option and exercise price shall be stated in the option agreement.

In September 2004, the Company adopted the 2004 Long-Term Incentive Plan for employees, directors, and consultants. Options granted under the plan may be incentive stock options or nonstatutory stock options as determined by the board of directors or any of its committees at the time of grant. Stock purchase rights may also be granted under the plan. The maximum aggregate number of shares on which options may be granted is 3,000,000. The plan has a term of 10 years unless terminated earlier. The term of each option and exercise price shall be stated in the option agreement. No options were granted in fiscal 2004 under this plan. (See Note 7 - Subsequent Events.)

The Company estimates the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          September 30,
                                                 -----------------------------
                                                      2004             2003
                                                 ------------     ------------
         Net loss as reported                    $ (1,800,631)    $ (1,364,679)
         Pro forma                                 (1,800,631)      (1,658,679)
         Basic loss per share as reported        $      (0.09)    $      (0.10)
         Pro forma                                      (0.09)           (0.12)

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements

NOTE 6--EQUITY TRANSACTIONS

c. Stock Options (Continued)

A summary of the status of the Company's stock option plans as of September 30, 2004 and 2003, and changes during the years ending on those dates, is presented below:

                                                                  2004                          2003
                                                        --------------------------- ----------------------------
                                                                      Weighted                        Weighted
                                                                       Average                         Average
                                                                       Exercise                       Exercise
                                                          Shares        Price            Shares         Price
                                                          ------        -----            ------         -----
         Outstanding, beginning of year                  4,305,000       $0.43          1,000,000       $0.42
              Granted                                      390,384        0.81          3,305,000        0.43
              Canceled                                           -        -                     -        -
              Exercised                                          -        -                     -        -
                                                         ---------                      ---------

         Outstanding, end of year                        4,695,384       $0.45          4,305,000       $0.43
                                                         ---------                      ---------
         Exercisable, end of year                        4,142,884       $0.46          3,645,000       $0.43
                                                         ---------                      ---------
         Weighted average fair value of
         options and warrants granted
         during the year                                                 $0.47                          $0.42

                                                         Outstanding                            Exercisable
                                    -------------------------------------------------- -------------------------------
                                        Average            Weighted                        Weighted
                                        Number            Remaining        Average          Number          Average
                                      Outstanding        Contractual       Exercise      Exercisable       Exercise
Option/Warrant Grants                 at 9/30/04             Life           Price         at 9/30/04         Price
---------------------                 ----------             ----           -----         ----------         -----
Options-May 2002                         1,000,000            2.58            $0.42        1,000,000          $0.42
Options-February 2003                      325,000            2.58             0.50          325,000           0.50
Options-September 2003                   2,100,000            9.00             0.42        2,100,000           0.42
Options-September 2003                     880,000            5.00             0.42          440,000           0.42
Options-December 2003                      150,000            5.18             0.50           37,500           0.50
Warrants-October 2003                      240,384            0.05             1.00          240,384           1.00
                                         ---------                                         ---------
                                         4,695,384            5.86            $0.45        4,142,884          $0.46
                                         =========                                         =========

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 7--SUBSEQUENT EVENTS

a. Line of Credit Agreement

In November 2004, the Company signed an agreement with a private lender to provide a line of credit available to the Company for up to $200,000. The line of credit is unsecured, with a one-year term and interest at 15% per annum. The lender was granted a warrant with a two-year term to purchase 200,000 shares of restricted common stock at $0.80 per share, the market price on the day the parties agreed to the principal business terms of the line of credit. Subject to acceptance by the Company, loan amounts outstanding under this agreement are convertible to restricted common stock, with a conversion price of $0.80 per share.

b. Common Stock

In November 2004, the Company issued a total of 270,000 shares of common stock as payment to two consultants who have provided services to the Company.

In December 2004, the Company issued 515,000 shares of restricted common stock for cash of $515,000 or $1.00 per share, to private investors in a private placement.

From January 1 through 10, 2005, the Company issued 75,000 shares of restricted common stock for cash of $75,000, or $1.00 per share, to private investors in a private placement.

c. Warrants

In October 2004, warrants exercisable for 240,384 shares of common stock at $1.00 per share expired.

In November 2004, the Company agreed to grant warrants to a lender in conjunction with the line of credit agreement previously mentioned. The warrants, exercisable for up to 200,000 shares of restricted common stock, have a two-year term and are exercisable at $0.80 per share, the market price on the day the parties agreed to the principal business terms of the line of credit.

d. Stock Options

In November 2004, the Company granted stock options to three officers to purchase a total of 1,050,000 shares of the Company's common stock at $0.64 per share. The options vest immediately on date of grant and have 10-year expirations.

In November 2004, the Company granted employees of the Company options to purchase a total of 978,000 shares of the Company's common stock at $0.64 per share. The options vest over either three or four years and have 10-year expirations.

The Company estimates the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. All of the options were issued at the fair value of the Company's common stock on the date of issue and no compensation expense was recognized.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2004 and 2003
                        Consolidated Financial Statements


NOTE 7--SUBSEQUENT EVENTS (Continued)

e. Office Space

In December 2004, the Company entered into a 65-month lease for office space in a technology park in Orem, Utah. The lease calls for initial monthly payments of $11,667, and includes provisions that allow five free months rent in the first year of the lease. The lease includes escalation provisions that increase the basic rent by $0.50 per square foot after every 13 months, and a right of first refusal for the Company to lease additional space on the same terms.

The total minimum lease payments due under this noncancelable lease are as follows:

                      2005                    $      81,667
                      2006                          200,511
                      2007                          241,426
                      2008                          248,844
                      2009                          256,263
                      2010                          107,900
                                              -------------
                     Total                    $   1,136,611
                                              =============

NOTE 8--GOING CONCERN

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has been successful negotiating contracts that are expected to increase revenue significantly, and is in the process of negotiating additional contracts, and plans to raise approximately $3,000,000 through private placement of its preferred and/or common stock to sustain operations until revenues are sufficient to cover costs. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.