Form 10KSB/A
period 2004-09-30
ARADYME CORP
filed 2005-02-14
CIK 1123580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-KSB/A

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                        Commission File Number 000-50038

                               ARADYME CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                         33-0619254
   -------------------------------                         -------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

           1255 North Research Way, Building Q,
                        Orem, Utah                           84097
         ----------------------------------------          ----------
         (Address of principal executive offices)          (Zip Code)

                                  801-705-5000
                           --------------------------
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

                                TABLE OF CONTENTS

  Item                             Description                              Page


                                    Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............  3
Item 10    Executive Compensation...........................................  4
Item 11    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................  6
Item 12    Certain Relationships and Related Transactions...................  7
Item 13    Exhibits......................................................... 10
Item 14    Principal Accountant Fees and Services........................... 13
           Signatures....................................................... 14

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

         The following table sets forth the name, age and position of each of our current executive officers and directors:

                    Name            Age                Position
         -----------------------  --------  ------------------------------------

         James R. Spencer            40     Chief Executive Officer and Director
         Kirk L. Tanner              46     President and Director
         Merwin D. Rasmussen         51     Corporate Secretary and Director
         Scott A. Mayfield           49     Chief Financial Officer

         The principal occupation, title and business experience of our executive officers and directors during the last five years are set forth in
Part I of our Annual Report on Form 10-KSB for the year ended September 30, 2004, at Item 1. Description of Business: Executive Officers, which is incorporated by reference.

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

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended September 30, 2004, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of equity securities of Aradyme Corporation, or any other person known to be subject to
Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act, except that Kirk L. Tanner and James R. Spencer filed one report on Form 4 reporting conversion of an obligation to their company, the Tanner Spencer Group, into common stock, due in April 2004, on November 19, 2004. Also on November 19, 2004, Merwin D. Rasmussen filed a report on Form 4 reporting the conversion to common stock of obligations to a company he controls due in April 2004.

Code of Ethics

         We have adopted a code of ethics that applies to all of our employees, including our executive officers. A copy of the code of ethics was included as
Exhibit 14.01 of Form 10-KSB/A, filed on January 30, 2004.

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

                                                                              Long-term Compensation
                                                                           ------------------------------
                                              Annual Compensation                 Awards         Payouts
                                     ----------------------------------------------------------- --------
            (a)               (b)        (c)         (d)          (e)         (f)        (g)       (h)      (i)
                                                                                      Securities
                                                                 Other                  Under-
                                                                 Annual   Restricted    lying             All Other
                            Year                                Compen-      Stock    Options/    LTIP     Compen-
     Name and Principal     Ended      Salary                    sation     Award(s)    SARs     Payouts    sation
          Position          Sept. 30   ($)(1)        Bonus ($)     ($)        ($)     (no.)(2)    ($)         ($)
 ------------------------------------------------ ---------------------------------------------- -------------------

 James R. Spencer             2004     $165,000            --         --       --        --        --          --
   (CEO)                      2003      107,500            --         --       --      700,000     --          --
                              2002       90,000            --         --       --        --        --          --

 Kirk L. Tanner               2004     $165,000            --         --       --        --        --          --
   President                  2003      107,500            --         --       --      700,000     --          --
                              2002       90,000            --         --       --        --        --          --
--------------------

(1) Consists of amounts paid and accrued, but not paid during the periods indicated.
(2) Options granted pursuant to 2003 Long-Term Incentive Plan.

Option/SAR Grants in Last Fiscal Year

         No options or stock appreciation rights ("SARs") were granted during the last completed fiscal year to the Named Executive Officers of Aradyme.

Aggregate Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR
Values

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year-end values of unexercised options and SARs:

             (a)                  (b)           (c)                      (d)                          (e)
                                                                  Number of Securities       Value of Unexercised
                                Shares                           Underlying Unexercised            In-the-Money
                                Acquired                         Options/SARs at Fiscal            Options/SARs
                                   on           Value                Year-End (#)             at Fiscal Year-End ($)
     Name                       Exercise      Realized                Exercisable/                Exercisable/
                                  (#)            ($)                Unexercisable(1)             Unexercisable(2)
------------------------------ ----------- ---------------- -------------------------------- -----------------------
James R. Spencer                   --            --                   700,000/--                  $296,800/--
Kirk L. Tanner                     --            --                   700,000/--                  $296,800/--

Directors' Compensation

         Our three directors, who are also executive officers, did not receive any additional compensation for their services as directors during the fiscal year ended September 30, 2004, as noted above. We do not pay any separate fee to members of our board of directors for their services as a director, but we do reimburse normal business expenses incurred on our behalf.

Equity Compensation Plan Information

         Information about our equity compensation plans as of the end of our most recent fiscal year is set forth as follows:

                                                                                             Number of securities
                                                                                             available for future
                                Number of securities to be    Weighted average exercise      issuance under equity
                                  issued upon exercise of       prices of outstanding         compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                    warrants and rights                rights              reflected in column (a))
        Plan Category                       (a)                          (b)                          (c)
Equity compensation plans
    approved by security
    holders................                      --                          --                           --
Equity compensation plans not
    approved by security
    holders................               4,455,000                      $0.425                    3,020,000
                                          ---------                                                ---------
    Total..................               4,455,000                      $0.425                    3,020,000
                                          =========                                                =========

2004 Long-Term Incentive Plan

         On September 30, 2004, our board of directors approved issuance of up to 3,000,000 shares under the 2004 Long-Term Incentive Plan. The 2004 plan is to be administered either by the board of directors or by the appropriate committee to be appointed from time to time by such board of directors. Awards granted under the 2004 plan may be incentive stock options ("ISOs") (as defined in the Internal Revenue Code), appreciation rights, options that do not qualify as ISOs, or stock bonus awards that are awarded to employees, officers and directors who, in the opinion of the board or the committee, have contributed or are expected to contribute materially to our success. In addition, at the discretion of the board of directors or the committee, options or bonus stock may be granted to individuals who are not employees, officers or directors, but contribute to our success.

         The exercise price of options granted under the 2004 plan is to be determined by the board of directors or the committee at the time of grant and, in the case of ISOs, may not be less than 100% of the fair market value of such capital stock on the date the option is granted (110% of the fair market value in the case of 10% stockholders). Options granted under the 2004 plan must expire not later than 10 years after the date of grant (five years in the case of ISOs granted to 10% stockholders). The option price may be paid by cash or, at the discretion of our board of directors or committee, by delivery of shares of our common stock already owned by the optionee (valued at their fair market value at the date of exercise), a fully-secured promissory note, or a combination thereof.

         Options and stock purchase rights granted under the 2004 plan are nontransferable other than by will or by the laws of descent or distribution and may be exercised during the optionee's lifetime only by the optionee, or by an optionee's family member who has acquired the option or stock purchase right through a gift or a transfer for value pursuant to a domestic relations order in settlement of marital property rights, or a transfer to an entity in which more than 50% of the voting interests are owned by an optionee's family members or the optionee in exchange for an interest in that entity. In the case of an ISO, however, the options are nontransferable other than by will or by the laws of descent or distribution and may only be exercised by the optionee during the lifetime of the optionee or by the optionee's executor, personal representative (or person acting in a substantially similar capacity), or heir.

         The board of directors or the committee may, from time to time alter, amend, suspend or discontinue the 2004 plan with respect to any shares as to which options or stock awards have not been granted. However, no such alteration or amendment (unless approved by the stockholders) shall (a) increase (except adjustment for an event of dilution) the maximum number of shares for which options or stock awards may be granted under the 2004 plan either in the aggregate or to any eligible employee; (b) reduce (except adjustment for an event of dilution) the minimum option prices that may be established under the 2004 plan; (c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the 2004 plan; (e) change the provisions relating to events of dilution; or (f) materially increase the benefits accruing to the eligible participants under the 2004 plan.

         All of our employees, officers and directors are eligible to participate under the 2004 plan. A maximum of 3,000,000 shares are available for grant under the 2004 plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards are determined by the board of directors or the committee, in its sole discretion; provided, however, that in no event may the aggregate fair market value of shares for which an ISO is first exercisable in any calendar year by any eligible employee exceed $100,000.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information respecting beneficial ownership of the our common stock as of January 28, 2005, to the extent known to us, of each of our executive officers and directors, each person known to us to be the beneficial owner of more than 5% of the outstanding shares of any class of our stock, and all directors and officers as a group:

     Name and Address of Person or Group              Nature of Ownership              Amount       Percent(1)
     -----------------------------------              -------------------              ------       ----------
Principal Stockholders:
-----------------------
  Merwin D. Rasmussen                            Common Stock(2)                      3,274,515       13.6%
  5722 South 1300 West                           Options                              1,950,000        7.5
  Salt Lake City, UT 84123                                                            ---------
                                                                                      5,224,515       20.1

  Leonard Cooke                                  Common stock                         1,846,000        7.7
  Post Office Box 1394                           Options                                250,000        1.0
  St. George, UT 84770                                                               ----------
                                                                                      2,096,000        8.6

  Lynn Rob Ledbetter                             Common stock                         1,779,193        7.4
  4441 North Bedford Drive
  Provo, UT 84604

     Name and Address of Person or Group              Nature of Ownership              Amount       Percent(1)
     -----------------------------------              -------------------              ------       ----------
  Daniel Faust                                   Common stock                         1,675,000        7.0
  276 East Main                                  Options                                200,000        0.8
  Duchesne, UT 84021                                                                 ----------
                                                                                      1,875,000        7.7

  James R. Spencer                               Common stock                         1,383,979        5.8
  558 West 1300 North                            Options                              1,150,000        4.6
  Orem, UT 84057                                                                      ---------
                                                                                      2,533,979       10.1

  Kirk L. Tanner                                 Common stock                         1,381,979        5.7
  916 East 25 South                              Options                              1,050,000        4.2
  Linden, UT 84042                                                                    ---------
                                                                                      2,431,979        9.7

Directors:
----------
  James R. Spencer............................                 ----------See above----------
  Kirk L. Tanner..............................                 ----------See above----------
  Merwin D. Rasmussen.........................                 ----------See above----------

 All Executive Officers and Directors
   as a Group (4 persons):....................   Common stock(2)(3)                   6,161,273       25.6%
                                                 Options(3)                           4,275,000       15.1
                                                                                    -----------
                                                 Total                               10,436,273       36.8%
                                                                                     ==========

--------------------
(1) Calculations of percentages of ownership for each person or group assume the exercise of options held by that person or group to which the percentage relates.
(2) 2,299,515 shares of common stock in this total are owned by Enviro Fresh, Inc., of which Mr. Rasmussen is president and sole stockholder.
(3) Includes shares of common stock and options of our chief financial officer, Scott A. Mayfield.


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

         The terms of the foregoing transaction were the result of arm's-length negotiations.

Transfer of Svetlana Aviation

         During March 2003, we discontinued the operations of our wholly-owned subsidiary, Svetlana Aviation, and subsequently authorized the sale of the line of business on April 22, 2003, to Jehu Hand, sole director, officer and principal stockholder of Albion at the time of the reorganization with Aradyme Development, in consideration of his assumption of the Svetlana liabilities. Assets and liabilities applicable to Svetlana at March 31, 2003, were $54,535 and $66,870, respectively. During the quarter ended June 30, 2003, we completed the sale of Svetlana.

Stock Grants

         In November 2004, we issued 120,000 shares of stock to Scott Mayfield, our chief financial officer, as payment for his services as a consultant before becoming our chief financial officer.

Option Grants

         On September 30, 2003, we agreed to issue to each of our directors options to purchase 700,000 shares of common stock, with an exercise price of $0.416 per share under our 2003 Long-Term Incentive Plan. As of the date of grants, the market price for our common stock was approximately $0.14. These options vested upon issuance, expire in September 2013, and may be exercised for cash or with stock then owned.

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

         In November 2004, we issued to our directors options to purchase common stock under our 2004 Long-term Incentive Plan in the following amounts: 450,000 to James R. Spencer, 350,000 to Kirk L. Tanner, and 250,000 to Merwin D. Rasmussen. These options have an exercise price of $0.64 per share, the market price of our common stock as of the date of issuance, vested upon their issuance, expire in November 2014, and may be exercised for cash or with stock then owned.

         In November 2004, we issued options to purchase 500,000 shares of our common stock under our 2004 Long-term Incentive Plan to our chief financial officer in connection with his agreement to commence employment in that position. These options have an exercise price of $0.64 per share, the market price as of the date of issuance, expire in November 2014, and may be exercised for cash or with stock then owned. Options to purchase 125,000 shares of common stock vested on the date of grant and options to purchase 125,000 shares of common stock will vest on each anniversary of the grant date thereafter until all options are vested.

Modification and Documentation of Obligations

         Effective September 29, 2003, we entered into a Modification and Documentation of Obligations agreement with Merwin D. Rasmussen, an officer, director and principal stockholder. Under that agreement, we granted to Rasmussen's affiliate, Enviro Fresh, Inc., the right, exercisable at any time between December 1, 2003, and five days after payment in full of the amount due on a $200,000 line of credit advanced by Enviro Fresh, Inc., to convert all or any part of the principal of and interest on the line of credit to common stock at a conversion price of $0.14 per share, which was the market price for the common stock on September 29, 2003. In addition, provided that Enviro Fresh, Inc. convert all of the line of credit to common stock at any time on or before May 1, 2007, and return to us Rasmussen's option to purchase 1,000,000 shares of common stock at $0.416 per share or the option shares issued on the exercise thereof, we would grant to Rasmussen the nonexclusive, royalty-free right to use all of the then-existing, current versions of the source code, all then-current versions of all the derivative works, and all then-current intellectual properties for his own use and benefit and without the participation in the Company. In January 2004, Enviro Fresh, Inc. converted all $242,400 of principal and accrued interest into 1,731,429 shares of common stock at the agreed conversion price.

         Further, we had also issued to Enviro Fresh, Inc. a promissory note in the principal amount of $75,000, bearing interest at 8% per annum (15% per annum after default), to document aggregate cash advances by Enviro Fresh, Inc. to us of $75,000. Enviro Fresh, Inc. was entitled to convert all or any part of the principal of and interest on the $75,000 promissory note as of the conversion date to common stock at a conversion price of $0.14 per share, which was the market price for the common stock on September 30, 2003, and in March 2004, Enviro Fresh, Inc. converted $79,532 in principal and accrued interest into 568,086 shares of common stock at the agreed conversion price.

Tanner Spencer Group

         In August 2001, we acquired certain assets from the Tanner Spencer Group, which is owned by Kirk L. Tanner and James R. Spencer, officers and directors, under an asset purchase agreement. Because of our ongoing shortages of working capital and cash, effective September 30, 2003, we determined to provide to the Tanner Spencer Group the right to convert the amount due and owing on such obligation to common stock at $0.14 per share, the trading price for our common stock at the date such conversion right was granted. The Tanner Spencer Group exercised that right and converted $113,884 in principal and accrued interest into 813,458 shares of common stock at the agreed conversion price in March 2004.

Lighthouse Real Estate

         In March 2004, we repaid $221,808 in principal and accrued interest by issuing 533,192 shares of common stock to Lighthouse Real Estate, Inc., an affiliate of Lynn Rob Ledbetter, a principal stockholder of ours. Under the terms of our agreement with Lighthouse, the loan was convertible into common stock at $0.416 per share.

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

   Item 4.     Instruments Defining the Rights of Security Holders, Including
               Indentures
---------------------------------------------------------------------------------- ---------------------------------
    4.01       Specimen stock certificate                                          Incorporated by reference from
                                                                                   the annual report on Form
                                                                                   10-KSB dated January 10, 2005,
                                                                                   filed January 13, 2005.

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

   Exhibit
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------

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

    10.09      Canyon Park Technology Center Office Building Lease Agreement as    Incorporated by reference from
               of November 30, 2004, between TCU Properties III, LLC, and          the current report on Form 8-K
               Aradyme Corporation                                                 dated December 8, 2004, filed
                                                                                   December 14, 2004.

    10.10      2004 Long-Term Incentive Plan                                       Incorporated by reference from
                                                                                   the annual report on Form 10-KSB
                                                                                   dated January 10, 2005, filed January
                                                                                   13, 2005.

   Exhibit
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
    10.11      Securities Purchase Agreement between Aradyme Corporation and       Incorporated by reference from
               Shan Lassig dated December 29, 2004, effective November 15, 2004    the current report on Form 8-K
                                                                                   dated January 3, 2005, filed
                                                                                   January 5, 2005.

    10.12      Form of Convertible Note                                            Incorporated by reference from
                                                                                   the current report on Form 8-K
                                                                                   dated January 3, 2005, filed
                                                                                   January 5, 2005.

    10.13      Executive Employment Agreement between Aradyme Corporation and
               James R. Spencer dated February 11, 2005                            This filing.

    10.14      Executive Employment Agreement between Aradyme Corporation and
               Kirk Tanner dated February 11, 2005                                 This filing.

    10.15      Executive Employment Agreement between Aradyme Corporation and
               Scott Mayfield dated February 11, 2005                              This filing.

    10.16      Executive Employment Agreement between Aradyme Corporation and
               Merwin Rasmussen dated February 11, 2005                            This filing.


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

    31.02      Certification of Principal Financial Officer Pursuant to            This filing.
               Rule 13a-14

   Item 32     Section 1350 Certifications
---------------------------------------------------------------------------------- ---------------------------------
    32.01      Certification of Chief Executive Officer Pursuant to                Incorporated by reference from
               18 U.S.C. Section 1350, as Adopted Pursuant to                      the annual report on Form
               Section 906 of the Sarbanes-Oxley Act of 2002                       10-KSB dated January 10, 2005,
                                                                                   filed January 13, 2005.

    32.02      Certification of Chief Financial Officer Pursuant to                Incorporated by reference from
               18 U.S.C. Section 1350, as Adopted Pursuant to                      the annual report on Form
               Section 906 of the Sarbanes-Oxley Act of 2002                       10-KSB dated January 10, 2005,
                                                                                   filed January 13, 2005.
---------------

* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2004, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $27,329. The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2003, were $30,704.

Audit Related Fees

         HJ & Associates, LLC did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended September 30, 2004, or the fiscal year ended September 30, 2003, that are not included under Audit Fees above.

Tax Fees

         HJ & Associates, LLC did not bill us for any professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended September 30, 2004, and September 30, 2003.

All Other Fees

         HJ & Associates, LLC did not perform any services for us or charge any fees other than the services described above under "Audit Fees" for either the fiscal year ended September 30, 2004, or the fiscal year ended September 30, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARADYME CORPORATION

Date: February 11, 2005                     By /s/ James R. Spencer
                                               ---------------------------------
                                                 James R. Spencer
                                                 Its Principal Executive Officer

Date: February 11, 2005                     By /s/ Scott A. Mayfield
                                               ---------------------------------
                                                 Scott A. Mayfield
                                                 Its Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 11, 2005                       /s/ James R. Spencer
                                              ----------------------------------
                                              James R. Spencer, Chairman
                                              (Principal Executive Officer)

                                              /s/ Scott A. Mayfield
                                              ----------------------------------
                                              Scott A. Mayfield
                                              (Principal Financial Officer)

                                              /s/ Kirk L. Tanner
                                              ----------------------------------
                                              Kirk L. Tanner, Director
                                              (President)

                                              /s/ Merwin D. Rasmussen
                                              ----------------------------------
                                              Merwin D. Rasmussen, Director
                                              (Secretary)