Form 10QSB
period 2004-12-31
ARADYME CORP
filed 2005-02-14
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004


                          Commission File No. 000-50038


                               ARADYME CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                    33-0619254
   -------------------------------             ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                       1255 North Research Way, Building Q
                                Orem, Utah 84097
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (801) 705-5000
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of February 14, 2005, was 24,211,046.

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

         Our unaudited consolidated balance sheet at December 31, 2004, our audited consolidated balance sheet at September 30, 2004, and the related unaudited consolidated statements of operations for the three-month periods and cash flows for the three-month periods ended December 31, 2004 and 2003, are attached hereto.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheets


                                                     ASSETS

                                                                                December 31,       September 30,
                                                                                    2004               2004
                                                                                -------------      -------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                         $     208,203      $     265,259
   Accounts receivable                                                                 34,460             29,260
   Prepaid expenses                                                                    74,049             66,917
                                                                                -------------      -------------
     Total Current Assets                                                             316,712            361,436
                                                                                -------------      -------------

PROPERTY AND EQUIPMENT, NET                                                            89,869             89,212
                                                                                -------------      -------------
OTHER ASSETS

   Prepaid license fees                                                                44,912             33,662
   Deposits                                                                            26,540              4,960
                                                                                -------------      -------------
     Total Other Assets                                                                71,452             38,622
                                                                                -------------      -------------
     TOTAL ASSETS                                                               $     478,033      $     489,270
                                                                                =============      =============





         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                     Consolidated Balance Sheets (Continued)


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,       September 30,
                                                                                    2004               2004
                                                                                -------------      -------------
                                                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                             $      85,747          $  33,779
   Accrued expenses                                                                    80,126            172,622
   Notes payable                                                                       44,667             52,500
                                                                                -------------      -------------
   Total Current Liabilities                                                          210,540            258,901
                                                                                -------------      -------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY

   Preferred stock: 1,000,000 shares authorized of $0.001
     par value, 0 shares issued and outstanding, respectively                               -                  -

   Common stock: 50,000,000 shares authorized of $0.001
     par value, 23,996,046 and 23,151,046 shares issued and
     outstanding, respectively                                                         23,996             23,151
   Additional paid-in capital                                                       5,315,252          4,465,510
   Accumulated deficit                                                             (5,071,755)        (4,258,292)
                                                                                -------------      -------------
   Total Stockholders' Equity                                                         267,493            230,369
                                                                                -------------      -------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                         $     478,033      $     489,270
                                                                                =============      =============


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                     4

                                    ARADYME CORPORATION AND SUBSIDIARY
                                   Consolidated Statements of Operations
                                                (Unaudited)

                                                                                   For the Three Months Ended
                                                                                           December 31,
                                                                                --------------------------------
                                                                                     2004               2003
                                                                                -------------      -------------
REVENUES                                                                        $      26,800      $      17,000

OPERATING EXPENSES

Depreciation and amortization                                                           8,079             12,220
Rent                                                                                   15,672             12,270
Contract services                                                                     230,789            160,428
General and administrative                                                            455,608             75,263
                                                                                -------------      -------------
Total Operating Expenses                                                              710,148            260,181
                                                                                -------------      -------------
LOSS FROM OPERATIONS                                                                 (683,348)          (243,181)

OTHER INCOME (EXPENSE)

   Interest expense                                                                  (130,115)           (24,461)
                                                                                -------------      -------------
     Total Other Income (Expense)                                                    (130,115)           (24,461)
                                                                                -------------      -------------
NET LOSS                                                                        $    (813,463)     $    (267,642)
                                                                                -------------      -------------
BASIC  LOSS PER SHARE                                                           $       (0.03)     $       (0.02)
                                                                                =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                                       23,471,970         15,386,312
                                                                                =============      =============


       The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                       5

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                           December 31,
                                                                                     2004                2003
                                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                     $    (813,463)     $    (267,642)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                                      8,079             12,220
     Bad debt                                                                               -                  -
     Warrants and options issued below market value                                         -             17,425
     Common stock issued for services                                                  96,000             16,625
     Common stock issued for line of credit                                            20,000                  -
     Warrants issued for line of credit                                               107,787                  -
   Changes in assets and liabilities:
     (Increase) in accounts receivable                                                 (5,200)            (9,625)
     (Increase) in prepaids                                                           (18,382)                 -
     (Increase) decrease in deposits                                                  (21,580)               340
     Increase (decrease) in accounts payable and
          related party payables                                                       51,969            (42,795)
     (Decrease) increase in accrued expenses                                          (15,696)            22,696
     (Decrease) in deferred revenue                                                         -                  -
                                                                                -------------      -------------
       Net Cash Used by Operating Activities                                         (590,486)          (250,756)
                                                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of fixed assets                                                        (8,737)                 -
                                                                                -------------      -------------
       Net Cash Used by Investing Activities                                           (8,737)                 -
                                                                                -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable                                                         16,459             80,000
   Payments on notes payable                                                          (24,292)                 -
   Common stock issued for cash                                                       550,000            204,720
                                                                                -------------      -------------
       Net Cash Provided by Financing Activities                                      542,167            284,720
                                                                                -------------      -------------
NET (DECREASE) INCREASE IN CASH                                                       (57,056)            33,964

CASH AT BEGINNING OF PERIOD                                                           265,259             55,296
                                                                                -------------      -------------
CASH AT END OF PERIOD                                                           $     208,203      $      89,260
                                                                                =============      =============


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                       6

                               ARADYME CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Cash Flows (Continued)
                                           (Unaudited)

                                                                                   For the Three Months Ended
                                                                                           December 31,
                                                                                     2004                2003
                                                                                -------------      -------------
CASH PAID FOR:

   Interest                                                                     $       2,327      $           -
   Income taxes                                                                 $           -      $           -


NON-CASH TRANSACTIONS:

   Common stock issued for services                                             $      96,000      $      16,625
   Warrants and options granted below market value                              $           -      $      17,425
   Common stock issued for line of credit                                       $      20,000      $           -
   Warrants issued for line of credit                                           $     107,787      $           -



        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                      7

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2004 and September 30, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2004, filed January 13, 2005. Operating results for the three months ended December 31, 2004, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 - MATERIAL EVENTS

         a. Contracts

         On October 21, 2004, the Company signed a subcontract agreement with Accenture, LLP (U.S.-based business of Accenture) (NYSE: ACN), a multinational management and technology consulting firm, to provide data conversion and migration services for the delivery of voter registration and election management solutions for the state of Kansas to help the state comply with the Help America Vote Act of 2002, or HAVA. In February 2005, the Company received notice that Kansas and Accenture terminated their agreement, resulting in the termination of its subcontract with Accenture.

         On November 10, 2004, the Company signed a master subcontract agreement with Covansys (Nasdaq: CVNS) a global consulting and technology services company, to integrate and oversee voter registration and election management solutions that enable state governments to comply with HAVA.

         On November 16, 2004, the Company signed a subcontract with Covansys (Nasdaq: CVNS) to provide data migration services for the delivery of voter registration and election management solutions for the state of Idaho to help the state comply with HAVA. On December 9, 2004, the Company signed a subcontract agreement with Accenture, LLP (U.S.-based business of Accenture) (NYSE: ACN) to provide data conversion and migration services for the delivery of voter registration and election management solutions for the state of Wisconsin to help the state comply with HAVA.

         On December 15, 2004, the Company signed a subcontract agreement with Maximus, Inc. (NYSE: MMS) a government services company devoted to providing program management, consulting and information technology services, to provide data migration services for the state of Missouri to help the state comply with HAVA.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2004 and September 30, 2004


NOTE 2 - MATERIAL EVENTS (continued)

         b. Common Stock

         In November 2004, the Company issued a total of 270,000 shares of common stock as payment to two consultants who have provided services to the Company. These shares were valued at $0.64 per share, the market price on the date of the awards. In December 2004, the Company issued 550,000 shares of restricted common stock for cash of $550,000, or $1.00 per share, to private investors in a private placement. The selling price was determined and approved by the board of directors.

         In November 2004, as consideration for granting the line of credit referenced in Note 2c, the Company issued 25,000 shares of restricted common stock to a private lender. These shares were valued $20,000, or $0.80 per share, which was the market price on the day the parties agreed to the terms of the line of credit.

         c. Line of Credit Agreement

         In November 2004, the Company signed an agreement with a private lender to provide a line of credit available to the Company for up to $200,000. The line of credit is unsecured with a one-year term and interest at 15% per annum. The lender was granted a warrant to purchase up to 200,000 shares of restricted common stock at $0.80 per share, the market price on the day the parties agreed to the principal business terms of the line of credit, with a two-year term. The Company recorded $107,787 in interest expense associated with the issuance of this warrant. Subject to acceptance by the Company, loan amounts outstanding under this agreement are convertible to restricted common stock, with a conversion price of $0.80 per share.

NOTE 3 - STOCK OPTIONS AND WARRANTS

         a. Stock Options

         In November 2004, the Company granted options to purchase a total of 978,000 shares of the Company's common stock at $0.64 per share, to employees of the Company to provide incentive and to retain the services of the grantees. The options vest over either three or four years and have 10-year expirations.

         In November 2004, the Company granted stock options to purchase a total of 1,050,000 shares of the Company's common stock at $0.64 per share to three officers to provide incentive and to retain the services of the grantees. The options vested immediately on the date of grant and have 10-year expirations. The Company estimated the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. All of the options were issued at the fair value of the Company's common stock on the date of issue and no compensation expense was recognized.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2004 and September 30, 2004


NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

         A summary of the status of the Company's stock options and warrants as of December 31, 2004, and September 30, 2004, and changes during the three-month period ended December 31, 2004, and the 12-month period ended September 30, 2004, is presented below:

                                                         December 31, 2004           September 30, 2004
                                                   ---------------------------- -----------------------------
                                                                    Weighted                      Weighted
                                                                     Average                       Average
                                                                    Exercise                      Exercise
                                                     Shares           Price          Shares         Price
                                                     ------         --------         ------       ---------
         Outstanding, beginning of period           4,695,384      $     0.45      4,305,000     $     0.43
             Granted                                2,228,000            0.64        390,384           0.81
             Canceled                                (247,884)           0.97              -              -
             Exercised                                      -               -              -              -
                                                   ----------                     ----------
         Outstanding, end of period                 6,675,500      $     0.50      4,695,384     $     0.45
                                                   ----------                     ----------
         Exercisable, end of period                 5,355,000      $     0.49      4,142,884     $     0.46
                                                   ----------                     ----------

                                                          Outstanding                     Exercisable
                                      -------------------------------------------- ---------------------------
                                                           Weighted
                                                           Average       Weighted                   Weighted
                                             Number       Remaining       Average     Number         Average
                                          Outstanding    Contractual     Exercise   Exercisable     Exercise
              Option Grants               at 12/31/04       Life           Price    at 12/31/04       Price
              -------------               -----------    -----------    ---------   -----------    ---------
         Options - May 2002                1,000,000         2.33       $   0.42     1,000,000      $   0.42
         Options - February 2003             325,000         2.33           0.50       325,000          0.50
         Options - September 2003          2,972,500         8.75           0.42     2,536,250          0.42
         Options - December 2003             150,000         4.92           0.50        75,000          0.50
         Options - November 2004           2,028,000         9.84           0.64     1,218,750          0.64
         Warrants - November 2004            200,000         1.87           0.80       200,000          0.80
                                           ---------                                 ---------
                                           6,675,500         7.00       $   0.50     5,355,000      $   0.49
                                           =========                                 =========

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2004 and September 30, 2004


NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

         b. Warrants

         In October 2004, warrants exercisable for 240,384 shares of common stock at $1.00 per share expired.

         In November 2004, the Company agreed to grant warrants to a lender in conjunction with the line of credit agreement (Note 2). The warrants, exercisable for up to 200,000 shares of restricted common stock, have a two-year term and are exercisable at $0.80 per share, the market price on the day the parties agreed to the principal business terms of the line of credit.

         The Company estimated the fair value of the warrants at the date of grant by using the Black-Scholes option pricing model based on the following assumption: Risk-free interest rate of 2.89%; expected life of 2 years; expected volatility of 136%; and dividend yield of 0.00%.

NOTE 4 - SUBSEQUENT EVENTS

         a. Subcontracts

         On January 6, 2005, the Company signed a subcontract agreement with Unisys (NYSE: UIS) a worldwide information technology services and solutions company, to provide data migration services for the Commonwealth of Virginia to help the state comply with the National Help America Vote Act of 2002, or HAVA.

         On January 25, 2005, the Company signed a subcontract with PCC Technology Group, LLC, an information technology services company that provides software solutions to industry, local, state and federal governments, to provide data migration services for the delivery of voter registration and election management solutions for the state of New Hampshire to help the state comply with HAVA.

         On January 29, 2005, the Company signed a subcontract with Covansys (Nasdaq: CVNS) to provide data migration services for the delivery of voter registration and election management solutions for the state of Nevada to help the state comply with HAVA.

         On February 9, 2005, the Company signed a subcontract agreement with Accenture, LLP (U.S.-based business of Accenture) (NYSE: ACN) to provide data conversion and migration services for the delivery of voter registration and election management solutions for the state of Colorado to help the state comply with HAVA.

         b. Common Stock

         In January 2005, the Company issued 215,000 shares of restricted common stock for cash of $215,000, or $1.00 per share, to private investors in a private placement.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2004 and September 30, 2004


NOTE 5 - GOING CONCERN

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         We develop, manufacture, market and distribute computer database management software based on acquired proprietary technology. Because of the relatively short period, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

         Management believes that the most notable trend in our financial performance is the substantial increase in our total operating expenses, which increased approximately 272% for the three-month period ended December 31, 2004, compared to the comparable period ended December 31, 2003. This increase is the result of our efforts to bring our initial products to market, to develop new products, and to expand our marketing and sales efforts. While these expanded marketing efforts are resulting in significant strategic teaming arrangements with major hardware, software and service integrators, which act as prime contractors, we anticipate that it will take several months for actual revenues to build from current nominal levels.

Liquidity and Capital Resources

         As of December 31, 2004, we had working capital of $106,172, as compared to working capital of $102,535 as of September 30, 2004. As of December 31, 2004, we had an accumulated deficit of $5,071,755, and total stockholders' equity of $267,493, as compared to stockholders' equity of $230,369 as of September 30, 2004. The auditors' report for the year ended September 30, 2004, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the three months ended December 31, 2004, we used $590,486 in cash for operating activities and $8,737 for investing activities, which was provided by net cash of $542,167 from financing activities, resulting in a $57,056 decrease in cash during the period. Financing activities provided cash of $550,000 from the sale of restricted common stock and proceeds of $16,459 from a note payable.

         We estimate that we will require approximately $3,000,000 in cash to fund our activities until revenues are sufficient to fund operations, which we will seek to obtain principally through the sale of securities. We have no commitment from any person to acquire any such securities or to provide funding through any other mechanism. We expect that additional capital will be required in future fiscal years if we are unable to generate sufficient revenues from commercialization of our database management systems.

Results of Operations

         In relation to our operating expenses, our revenues from the commercialization of our database management system are not yet considered significant, and were $26,800 and $17,000 for the three months ended December 31, 2004 and 2003, respectively. As noted above, we expect that it will be several months before our recent increased marketing efforts, particularly in providing services, and strategic alliances with major product integration to assist states in complying with the Help America Vote Act of 2002, or HAVA, result in significant revenue increases.

         Through the final two quarters of the prior fiscal year ended September 30, 2004, we evolved out of the development stage and into commercialization of selected products and services. In 2004, we formed strategic teaming relationships with several major hardware, software and service integrators with the demonstrated experience and capability to provide enterprise-wide solutions and with established marketing and distribution infrastructure.

         Through these relationships, we have been awarded a number of significant contracts to apply our technology to provide data extraction, translation and loading services that provide voter registration and election management solutions for states to comply with HAVA. Since November 2004, we have signed subcontracts with the following partners, which are considered prime contractors to an individual state, to provide data migration services for the indicated states:

Accenture LLP (U.S.-based business of Accenture) (NYSE: ACN)             Kansas
Covansys (Nasdaq: CVNS)                                                   Idaho
Accenture LLP (U.S.-based business of Accenture) (NYSE: ACN)          Wisconsin
Maximus, Inc. (NYSE: MMS)                                              Missouri
Unisys (NYSE: UIS)                                                     Virginia
PCC Technology Group                                              New Hampshire
Covansys (Nasdaq: CVNS)                                                  Nevada
Accenture LLP (U.S.-based business of Accenture) (NYSE: ACN)           Colorado

         Subsequent to December 31, 2004, Kansas and Accenture terminated their agreement, resulting in the termination of our subcontract with Accenture, so we are seeking to reposition ourselves to provide similar data migration services through a replacement prime contractor that Kansas may select.

         Normally, these subcontracts are about one year in duration, with potential for follow-on revenue for maintenance services, and provide for periodic payments over the life of the contract. The total subcontract amount due to us under these subcontracts is estimated to be from 4% to 6% of the total HAVA voter registration funding for an individual state, which is primarily funded by the federal funds that have previously been appropriated to each state.

         In addition to the subcontracts summarized above, we expect both to (1) work with our teaming partners to obtain new agreements with additional states to assist them with HAVA compliance, and to (2) establish new teaming arrangements with other firms in other marketing areas that we may select, such as data distribution-migration-repurposing, customer relationship management, and enterprise resource planning, to meet other government, industry or education needs.

         Our principal operating expense is for employee and consultant contract services with those providing technical and other services. To support the commercialization of our products and services, we have converted resources that were previously engaged on a contract basis to employee status and have expanded our staff to support the contracts that have been signed since November 2004. This increased our costs for payroll burdens and employee benefits. Total operating expenses increased approximately 272% for the three-month period ended December 31, 2004, as compared to the same period a year earlier, as we increased our efforts to bring our initial products to market, increased our product development activity, and expanded our marketing and sales activities in the eGovernment and the energy/utility markets. Management expects that operating expenses will continue to increase as additional employee resources are hired to support the growth in data services.

         Because of this early stage of our business development, revenue and operating expense comparisons between various interim periods may not be indicative of expected future results of operations. Generally, we expect that operating expenses will continue to grow during the ongoing initial marketing efforts, as increased sales will require additional expenditures for sales, marketing and implementation services. It may be some time before our sales, marketing and implementation resources are capable of supporting substantially expanded sales without corresponding increases in operating expenses.

         Other income and expenses during the three month period ended December 31, 2004, consist principally of the valuation of warrants granted, and common stock issued to a lender who provided us with a line of credit agreement in November, 2004, interest accrued on borrowings and notes payable to finance insurance premiums. Interest expense increased from $24,461 in the three-month period ended December 31, 2003, to $130,115 in the three-month period ended December 31, 2004, mainly as a result of expensing the valuation of the warrants associated with the line of credit.

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

                  Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, defining services to be provided or software licenses to be supplied by us and all other key terms of the arrangement. In the event of a standard license arrangement that has been previously negotiated with us, a purchase order from the customer is required.

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

         For data services and custom software development contracts, generally revenue is previously agreed upon as a fixed price in the customer contract. Some contracts may include a definition of progress milestones or phases with corresponding revenue elements established for each milestone or phase. The standard contract defines that, if we have met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable by us.

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


                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

         There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

                 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
                               AND USE OF PROCEEDS

         During the quarter ended December 31, 2004, we issued an aggregate of 820,000 shares of restricted common stock in the following transactions. All of the following transactions were previously reported in our annual report on Form 10-KSB for the fiscal year ended September 30, 2004.

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

         On December 8, 2004, we sold 500,000 shares of common stock to one accredited investor for an aggregate of $500,000, or $1.00 per share. At the time of this transaction, the closing market price for our common stock was $1.08 per share. This purchaser was provided with a private placement memorandum detailing our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers. This transaction was conducted in reliance on the exemption from registration provided by Rule 506 of Regulation D.

         On December 30, 2004, we sold an aggregate of 50,000 shares of common stock to an investor who is a resident of Germany for $50,000, or $1.00 per share. At the time of this transaction, the closing market price for our common stock was $1.35 per share. This investor represented in writing that he was not a resident of the United States, that he was taking the shares for investment, and that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was conducted in reliance on Regulation S.

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

                                ITEM 6. EXHIBITS

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

     32.02        Certification Pursuant to 18 U.S.C. Section 1350,     Attached
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002 (Chief Financial
                  Officer)
---------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARADYME CORPORATION
                                            (Registrant)


Date:  February 14, 2005                    By  /s/ James R. Spencer
                                              --------------------------------
                                              James R. Spencer, Chairman
                                              (Chief Executive Officer)

Date:  February 14, 2005                    By  /s/ Scott A. Mayfield
                                              --------------------------------
                                              Scott A. Mayfield
                                              (Chief Financial Officer)