Form 10QSB
period 2005-03-31
ARADYME CORP
filed 2005-05-13
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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

                       1255 North Research Way, Building Q
                                Orem, Utah 84097
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (801) 705-5000
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 10, 2005, was 24,429,546.

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

         Our unaudited consolidated balance sheet at March 31, 2005, our audited consolidated balance sheet at September 30, 2004, and the related unaudited consolidated statements of operations for the three- and six-month periods and cash flows for the six-month periods ended March 31, 2005 and 2004, are attached hereto.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheets


                                                     ASSETS


                                                                               March 31,         September 30,
                                                                                 2005                2004
                                                                            -------------        -------------
                                                                              (Unaudited)
CURRENT ASSETS

  Cash                                                                      $     101,324        $     265,259
  Accounts receivable                                                             162,634               29,260
  Prepaid expenses                                                                 40,018               66,917
                                                                            -------------        -------------

    Total Current Assets                                                          303,976              361,436

  PROPERTY AND EQUIPMENT, NET                                                      93,422               89,212
                                                                            -------------        -------------

  OTHER ASSETS

  Prepaid license fees                                                             56,162               33,662
  Deposits                                                                         25,538                4,960
                                                                            -------------        -------------

    Total Other Assets                                                             81,700               38,622
                                                                            -------------        -------------

      TOTAL ASSETS                                                          $     479,098        $     489,270
                                                                            =============        =============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                     Consolidated Balance Sheets (Continued)


                                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               March 31,         September 30,
                                                                                 2005                2004
                                                                            -------------        -------------
                                                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                          $      76,057        $      33,779
  Accrued expenses                                                                215,760              172,622
  Notes payable                                                                   104,495               52,500
                                                                            -------------        -------------

    Total Current Liabilities                                                     396,312              258,901
                                                                            -------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 1,000,000 shares authorized of $0.001
    par value, 0 shares issued and outstanding, respectively                           --                   --
  Common stock: 50,000,000 shares authorized of $0.001
    par value, 24,429,546 and 23,151,046 shares issued and
    outstanding, respectively                                                      24,430               23,151
  Additional paid-in capital                                                    5,743,939            4,465,510
  Stock subscription receivable                                                   (15,000)                  --
  Accumulated deficit                                                          (5,670,583)          (4,258,292)
                                                                            -------------        -------------

    Total Stockholders' Equity                                                     82,786              230,369
                                                                            -------------        -------------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                  $     479,098        $     489,270
                                                                            =============        =============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Operations
                                                   (Unaudited)



                                         For the Three Months Ended               For the Six Months Ended
                                                  March 31,                               March 31,
                                      -------------------------------        ---------------------------------
                                           2005             2004                  2005               2004
                                      -------------     -------------        -------------       -------------
REVENUES                              $     229,299     $       2,933        $     256,099       $      19,933

OPERATING EXPENSES

Depreciation and amortization                 7,844            12,758               15,923              24,978
Rent                                         22,159             6,812               37,832              19,082
Contract services                            90,447            83,221              321,237             243,649
General and administrative                  665,472           392,295            1,121,079             467,558
                                      -------------     -------------        -------------       -------------

Total Operating Expenses                    785,922           495,086            1,496,071             755,267
                                      -------------     -------------        -------------       -------------

LOSS FROM OPERATIONS                       (556,623)         (492,153)          (1,239,972)           (735,334)

OTHER INCOME (EXPENSE)

  Interest expense                           (2,313)          (25,389)            (132,427)            (49,580)
  Loss on disposal of assets                (39,892)                --             (39,892)                 --
                                      -------------     -------------        -------------       -------------

    Total Other Income (Expense)            (42,205)          (25,389)            (172,319)            (49,580)
                                      -------------     -------------        -------------       -------------

NET LOSS                              $    (598,828)    $    (517,542)       $  (1,412,291)      $    (785,184)
                                      -------------     -------------        -------------       -------------

BASIC LOSS PER SHARE                  $       (0.02)    $       (0.03)       $       (0.06)      $       (0.05)
                                      =============     =============        =============       =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     24,201,063        18,176,653           23,832,510          16,773,858
                                      =============     =============        =============       =============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                   For the Six Months Ended
                                                                                           March 31,
                                                                                    2005             2004
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $  (1,412,291)   $    (785,184)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                                      15,923           24,978
    Bad debt                                                                               --               --
    Loss on disposal of assets                                                         39,892               --
    Warrants and options issued below market value                                         --           17,425
    Common stock issued for services                                                   96,000           16,625
    Common stock issued for line of credit                                             20,000               --
    Warrants issued for line of credit                                                107,787               --
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                                (133,374)          (5,393)
    Decrease in prepaids                                                                4,399               75
    (Increase) decrease in deposits                                                   (20,578)              --
    Increase (decrease) in accounts payable and
     related party payables                                                            42,278         (212,640)
    Increase in accrued expenses                                                      119,938          107,476
                                                                                -------------    -------------

      Net Cash Used by Operating Activities                                        (1,120,026)        (836,638)
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                            (60,024)         (14,509)
                                                                                -------------    -------------

      Net Cash Used by Investing Activities                                           (60,024)         (14,509)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable                                                          96,459           80,000
  Payments on notes payable                                                           (44,464)         (15,000)
  Payments on related party payable                                                        --          (15,758)
  Common stock issued for cash                                                        964,120        1,963,448
                                                                                -------------    -------------

      Net Cash Provided by Financing Activities                                     1,016,115        2,012,690
                                                                                -------------    -------------

NET (DECREASE) INCREASE IN CASH                                                      (163,935)       1,161,543

CASH AT BEGINNING OF PERIOD                                                           265,259           55,296
                                                                                -------------    -------------

CASH AT END OF PERIOD                                                           $     101,324    $   1,216,839
                                                                                =============    =============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows (Continued)
                                                   (Unaudited)

                                                                                   For the Six Months Ended
                                                                                           March 31,
                                                                                    2005             2004
                                                                                -------------    -------------
CASH PAID FOR:

   Interest                                                                     $       3,686    $       4,643
   Income taxes                                                                 $          --    $          --


NON-CASH TRANSACTIONS:

   Notes payable and accrued interest converted to common stock                 $          --    $     657,624
   Common stock issued for services                                             $      96,000    $      16,625
   Common stock issued for subscription receivable                              $      15,000    $      50,000
   Warrants and options granted below market value                              $          --    $      17,425
   Common stock issued for line of credit                                       $      20,000    $          --
   Warrants issued for line of credit                                           $     107,787    $          --


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and September 30, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2004, filed January 13, 2005. Operating results for the three and six months ended March 31, 2005, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 - MATERIAL EVENTS

         a. Subcontracts

         On January 6, 2005, the Company signed a subcontract agreement with Unisys (NYSE: UIS), a worldwide information technology services and solutions company, to provide data migration services for the Commonwealth of Virginia to help the state comply with the national Help America Vote Act of 2002, or HAVA.

         On January 25, 2005, the Company signed a subcontract with PCC Technology Group, LLC, an information technology services company that provides software solutions to industry, local, state and federal governments, to provide data migration services for the delivery of voter registration and election management solutions for the state of New Hampshire to help the state comply with HAVA.

         On January 29, 2005, the Company signed a subcontract with Covansys (Nasdaq: CVNS), a global consulting and technology services company, to provide data migration services for the delivery of voter registration and election management solutions for the state of New Hampshire to help the state comply with HAVA.

         On February 9, 2005, the Company signed a subcontract agreement with Accenture, LLP (U.S.-based business of Accenture) (NYSE: ACN) to provide data conversion and migration services for the delivery of voter registration and election management solutions for the state of Colorado to help the state comply with HAVA.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and September 30, 2004


NOTE 2 - MATERIAL EVENTS (continued)

         On February 16, 2005, the Company signed a subcontract with Covansys (Nasdaq: CVNS) to provide data migration services for the delivery of voter registration and election management solutions for the State of Maine to help the state comply with HAVA.

         On March 22, 2005 the Company signed a subcontract with Covansys (Nasdaq: CVNS) to provide data migration services for the delivery of voter registration and election management solutions for the State of New Jersey to help the state comply with HAVA.

         b. Common Stock

         In January through March 2005, the Company issued 426,000 shares of restricted common stock for cash of $411,000 and subscriptions receivable of $15,000, or $1.00 per share, to private investors in a private placement.

         c. Line of Credit Agreement

         In March 2005, the Company drew $80,000 against its line of credit. The line of credit is unsecured with a one-year term and interest at 15% per annum.

NOTE 3 - STOCK OPTIONS AND WARRANTS

         The Company grants options to purchase shares of the Company's common stock to employees of the Company and other service providers in order to provide incentive and to retain the services of the grantees. The options vest over either three or four years and have 10-year expirations. The Company estimated the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. Stock options are typically issued at the fair value of the Company's common stock on the date of issue, therefore no compensation expense is generally recognized.

         In the three-month period ended March 31, 2005, the Company did not grant any options to purchase shares of the Company's common stock.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and September 30, 2004


NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

         A summary of the status of the Company's stock options and warrants as of March 31, 2005, and September 30, 2004, and changes during the six-month period ended March 31, 2005, and the twelve-month period ended September 30, 2004, is presented below:

                                                        March 31, 2005             September 30, 2004
                                                  ---------------------------  ---------------------------
                                                                   Weighted                      Weighted
                                                                    Average                      Average
                                                                   Exercise                      Exercise
                                                     Shares          Price         Shares         Price
                                                  --------------   ----------  ---------------   ---------
         Outstanding, beginning of period              4,695,384      $0.45         4,305,000       $0.43
             Granted                                   2,228,000       0.65           390,384        0.81
             Canceled                                   (247,884)      0.98                --       --
             Exercised                                    (7,500)      0.42                --       --
                                                  --------------               ---------------

         Outstanding, end of period                    6,668,000      $0.50         4,695,384       $0.45
                                                  --------------               ---------------

         Exercisable, end of period                    5,352,500      $0.49         4,142,884       $0.46
                                                  --------------               ---------------

                                                         Weighted                                    Weighted
                                           Number        Remaining      Average        Number         Average
                                         Outstanding    Contractual    Exercise      Exercisable     Exercise
         Option Grant                    at 03/31/05       Life          Price       at 03/31/05       Price
         ------------                    -----------      ------        -------      -----------      -------
         Options--May 2002                  1,000,000       2.08         $0.42         1,000,000       $0.42
         Options--February 2003               325,000       2.08          0.50           325,000        0.50
         Options--September 2003            2,965,000       8.51          0.42         2,532,500        0.42
         Options--December 2003               150,000       4.68          0.50            75,000        0.50
         Options--November 2004             2,028,000       9.60          0.64         1,220,000        0.64
         Warrants--November 2004              200,000       1.62          0.80           200,000        0.80
                                           ----------                                 ----------

                                            6,668,000       6.75         $0.50         5,352,500       $0.49
                                            =========                                  =========

NOTE 4 - SUBSEQUENT EVENTS

         On May 5, 2005, the Company granted stock options to purchase a total of 370,000 shares of the Company's common stock at $0.80 per share to employees of, and a consultant to, the Company to provide incentive and to retain the services of the grantees. The options vest over a three- or four-year period and have 10-year expirations. The Company estimates the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. All of the options were issued at the fair value of the Company's common stock on the date of issue and no compensation expense will be recognized.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and September 30, 2004


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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Revenue has increased significantly in the quarter ended March 31, 2005, and management will need to sustain those revenue increases and raise additional capital through private placement of the Company's preferred and/or common stock or through debt financing to sustain operations until revenues are sufficient to cover costs. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         We develop, manufacture, market and provide computer database management services and software based on proprietary technology. Because of the relatively short period on which we are reporting, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

         Management believes that the most notable trend in our financial performance is the substantial increase in our revenue for the three- and six-month periods ended March 31, 2005, compared to the comparable three- and six-month periods ended March 31, 2004. These significant increases are the result of bringing our products and services to market, and the subsequent recognition of revenue based on completion of partial requirements of several of the contracts that we have previously announced. These revenues represent work completed on only the initial portion of contracts in place, and we believe that completion of further requirements will result in more significant revenue in the following several quarters.

         During the six-month period ending March 31, 2005, we successfully completed the early requirements of current contracts for the delivery of voter registration and election management solutions. Since December 2004, we have successfully initiated data migration activities from approximately 3,000 independent sources. We believe these successful efforts have established a strong validation of the technology, systems and processes used in the delivery of our products and services and that these successes will attract additional contracts and partners for us.

         With the actual experience we have had to date providing services and products based on our unique and proprietary technology, we have proven that the technology is extremely adaptable and applicable to virtually any source data base or format, allowing us migration opportunities and abilities that we feel are not within other providers' technological capabilities. Our technology enables us to evaluate and pursue potential contracts and data migration projects including: 1) addressing state and federal initiatives such as motor vehicle registration, retirement benefits, department of corrections, "no child left behind" and other government database needs, although we have not yet obtained any contracts or projects in those areas within the public sector, and
2) a wide scope of data migration projects within the private sector.

Liquidity and Capital Resources

         As of March 31, 2005, we had a working capital deficit of $92,336, as compared to working capital of $102,535 as of September 30, 2004. As of March 31, 2005, we had an accumulated deficit of $5,670,583 and total stockholders' equity of $82,786, as compared to an accumulated deficit of $4,258,292 and stockholders' equity of $230,369 as of September 30, 2004. The auditors' report for the year ended September 30, 2004, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the six months ended March 31, 2005, we used $1,120,025 in cash for operating activities and $60,024 for investing activities, which was provided by net cash of $1,016,115 from financing activities, resulting in a $163,934 decrease in cash during the period. Financing activities provided cash of $964,120 from the sale of restricted common stock and proceeds of $96,459 from notes payable.

         We estimate that we will require approximately $2,000,000 in cash to fund our activities until revenues are sufficient to fund operations, which we expect to take at least two additional fiscal quarters. We intend to obtain that additional capital principally through the sale of securities. We have no commitment from any person to acquire any such securities or to provide funding through any other mechanism. We expect that additional capital will be required in future fiscal years if we are unable to generate sufficient revenues from commercialization of our database management system on our projected time line.

Results of Operations

         As a result of completion of some of the initial requirements of several contracts, we recognized our first significant revenues from the commercialization of our data migration services. For the six months ended March 31, 2005 our revenue was $256,099, compared to $19,933 for the six months ended March 31, 2004. Revenue for the three months ended March 31, 2005, was $229,299, compared to $2,933 for the three months ended March 31, 2004. Based on our current contracts, we expect that we will be able to recognize increased revenue over the next several quarters. In addition, we expect that our increased marketing and sales efforts, as well as our strategic alliances with major integrators will result in new significant contracts within both the public and private sectors.

         As a result of the initial relationships we have formed with several major hardware, software and service integrators, we have already been awarded a number of significant contracts related to voter registration and election management solutions for states to comply with HAVA. During the six-month period ended March 31, 2005, we have signed subcontracts to provide data migration services with the following partners, who are considered prime contractors to providing voter registration solutions to the indicated states:

    Covansys (Nasdaq: CVNS)                                                Idaho
    Covansys (Nasdaq: CVNS)                                               Nevada
    Accenture LLP (U.S.-based business of Accenture) (NYSE: ACN)       Wisconsin
    Maximus, Inc. (NYSE: MMS)                                           Missouri
    Unisys (NYSE: UIS)                                                  Virginia
    PCC Technology Group                                           New Hampshire
    Accenture LLP (U.S.-based business of Accenture) (NYSE: ACN)        Colorado
    Covansys (Nasdaq: CVNS)                                                Maine
    Covansys (Nasdaq: CVNS)                                           New Jersey

         The total subcontract amounts due to us under these subcontracts are estimated to be from 4% to 6% of the total HAVA voter registration funding for an individual state, which is primarily funded by the federal funds that have previously been appropriated to each state. These subcontracts are normally about one year in duration, provide for periodic payments over the life of the contract, and have potential for follow-on revenue for maintenance services.

         We are now leveraging the success we have had on our existing contracts with our partners in the six-month period ended March 31, 2005, to obtain new agreements with additional states to assist them with HAVA compliance. In addition, we have begun to focus more of our marketing and sales efforts on establishing new arrangements with these and other firms in other marketing areas, such as data distribution-migration repurposing, customer relationship management, and enterprise resource planning, to meet other government, industry or education needs in the public sector. We have also begun pursuing opportunities in the private sector.

         To support the commercialization of our products and services, we have expanded our staff to support the contracts that have been signed since November 2004. Our most significant operating expense is for employee and consultant contract services with those providing technical and other services. Our payroll burden and employee benefits expenses have increased compared to prior-year comparable periods. Total operating expenses for the three- and six-month periods ending March 31, 2005, increased by 59% and 98% respectively, when compared to the three- and sixth-month periods ended March 31, 2004, as we increased our efforts to bring our initial products to market, increased our product development activity, and expanded our marketing and sales activities in the eGovernment and the energy and utility markets. Management expects that operating expenses will continue to increase as additional employee resources are hired to support our growth in offering data migration services.

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

         Other income and expenses during the six-month period ended March 31, 2005, consist principally of the valuation of warrants granted, common stock issued to a lender that provided us with a line of credit agreement in November

2004, interest accrued on borrowings and notes payable to finance insurance premiums, and a net loss on assets disposed of. Interest expense decreased from $25,389 in the three-month period ended March 31, 2004, to $2,313 in the three-month period ended March 31, 2005, as a result of lower debt balances in the current year period. Interest expense increased from $49,580 in the six-month period ended March 31, 2004, to $132,427 in the six-month period ended March 31, 2005, mainly as a result of expensing the valuation of the warrants associated with the line of credit that was put in place in November 2004. In the three-month period ended March 31, 2005, we realized a net loss of $39,892 on the disposal of assets in conjunction with the relocation of the facility to Orem, Utah, in January 2005.

Other Items

         We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant affect on current or future financial position or results of operations.

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

         Revenue Recognition

         Revenues are primarily derived from providing data services, developing custom software, and selling software licenses and related services, which include maintenance, support, consulting and training services. Revenues from data services, custom software development, and license arrangements and related services are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9. We generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates. We define each of these four criteria as follows:

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

                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2005, we issued an aggregate of 426,000 shares of restricted common stock in the following transactions.

         We sold an aggregate of 396,000 shares of restricted common stock to 15 investors for $381,000 in cash and a subscription receivable of $15,000, or $1.00 per share. At the time of these transactions, the closing market price for our common stock ranged from $1.05 to $1.75 per share. These purchasers were provided with a private placement memorandum detailing our business and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and were provided with the opportunity to ask questions directly of our executive officers. These transactions were conducted in reliance on the exemption from registration provided by Rule 506 of Regulation D.

         We sold an aggregate of 30,000 shares of restricted common stock to two investors for $30,000, or $1.00 per share. At the time of these transactions, the closing market price for our common stock ranged from $1.05 to $1.75 per share. These investors represented in writing that they were not residents of the United States. These transactions were conducted in reliance on Regulation S.

         On May 5, 2005, we issued options to purchase an aggregate of 370,000 shares of our common stock to 16 nonexecutive employees and one consultant to provide an incentive and retain the services of the recipients. The options have an exercise price of $0.80 per share, expire 10 years from the date of grant, and vest according to a variety of schedules over the next two and one-half to four years, subject to the recipient's continued employment with us. These options were granted pursuant to our 2004 Long-Term Incentive Program.

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

                                                ARADYME CORPORATION
                                                    (Registrant)

Date: May 13, 2005                              By  /s/ James R. Spencer
                                                   ----------------------------
                                                   James R. Spencer, Chairman
                                                   (Chief Executive Officer)

Date: May 13, 2005                              By  /s/ Scott A. Mayfield
                                                   ----------------------------
                                                   Scott A. Mayfield
                                                   (Chief Financial Officer)