Form 10QSB
period 2005-06-30
ARADYME CORP
filed 2005-08-11
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

                                 (801) 705-5000
                           ---------------------------
                           (Issuer's telephone number)

                                       n/a
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 11, 2005, was 25,229,546.

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

         Our unaudited consolidated balance sheet at June 30, 2005, our audited consolidated balance sheet at September 30, 2004, and the related unaudited consolidated statements of operations for the three- and nine-month periods and cash flows for the nine-month periods ended June 30, 2005 and 2004, are attached hereto.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheets


                                                     ASSETS


                                                                                June 30,          September 30,
                                                                                  2005                2004
                                                                             ------------         ------------
                                                                              (Unaudited)
CURRENT ASSETS

  Cash                                                                       $    387,271         $    265,259
  Accounts receivable                                                             460,860               29,260
  Prepaid expenses                                                                 17,653               66,917
                                                                             ------------         ------------

    Total Current Assets                                                          865,784              361,436

  PROPERTY AND EQUIPMENT, NET                                                     107,812               89,212
                                                                             ------------         ------------

  OTHER ASSETS

  Prepaid license fees                                                             67,412               33,662
  Deposits                                                                         25,538                4,960
                                                                             ------------         ------------

    Total Other Assets                                                             92,950               38,622
                                                                             ------------         ------------

      TOTAL ASSETS                                                           $  1,066,546         $    489,270
                                                                             ============         ============



        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                     Consolidated Balance Sheets (Continued)


                                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                June 30,          September 30,
                                                                                  2005                2004
                                                                             ------------         ------------
                                                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                           $    107,769         $     33,779
  Accrued expenses                                                                357,797              172,622
  Notes payable                                                                   152,417               52,500
  Notes payable related party (Note 2c)                                           200,000                   --
  Convertible notes payable (Note 2b)                                             208,453                   --
                                                                             ------------         ------------

    Total Current Liabilities                                                   1,026,436              258,901
                                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 1,000,000 shares authorized of $0.001
    par value, 0 shares issued and outstanding, respectively                           --                   --
  Common stock: 50,000,000 shares authorized of $0.001
    par value, 25,229,546 and 23,151,046 shares issued and
    outstanding, respectively                                                      25,230               23,151
  Additional paid-in capital                                                    6,209,794            4,465,510
  Stock subscription receivable                                                  (150,000)                  --
  Accumulated deficit                                                          (6,044,914)          (4,258,292)
                                                                             ------------         ------------

    Total Stockholders' Equity                                                     40,110              230,369
                                                                             ------------         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  1,066,546         $    489,270
                                                                             ============         ============


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                               ARADYME CORPORATION AND SUBSIDIARY
                              Consolidated Statements of Operations
                                           (Unaudited)



                                         For the Three Months Ended               For the Nine Months Ended
                                                  June 30,                                June 30,
                                    -------------------------------------  -------------------------------------
                                          2005                2004                2005                2004
                                    -----------------  ------------------  ------------------  -----------------
REVENUES                              $     552,671     $       7,920        $     808,770       $      27,853

OPERATING EXPENSES

Depreciation and amortization                10,521            26,388               26,444              51,366
Rent                                         11,667            13,668               49,498              32,750
Contract services                            94,866            12,866              416,103             256,515
General and administrative                  733,846           502,886            1,854,925             970,444
                                      -------------     -------------        -------------       -------------

Total Operating Expenses                    850,900           555,808            2,346,970           1,311,075
                                      -------------     -------------        -------------       -------------

LOSS FROM OPERATIONS                       (298,229)         (547,888)          (1,538,200)         (1,283,222)

OTHER EXPENSE

  Interest expense                          (76,102)             (282)            (208,529)            (50,132)
  Loss on disposal of assets                     --                --              (39,892)                 --
                                      -------------     -------------        -------------       -------------

    Total Other Expense                     (76,102)             (282)            (248,421)            (50,132)
                                      -------------     -------------        -------------       -------------

NET LOSS                              $    (374,331)    $    (548,170)       $  (1,786,621)      $  (1,333,354)
                                      -------------     -------------        -------------       -------------

BASIC LOSS PER SHARE                  $       (0.02)    $       (0.02)       $       (0.07)      $       (0.07)
                                      =============     =============        =============       =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                            24,438,337        23,032,365           24,034,453          18,880,773
                                      =============     ============         =============       =============


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                   For the Nine Months Ended
                                                                                            June 30,
                                                                                    2005               2004
                                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $   (1,786,621)  $   (1,333,354)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                                      26,444           51,366
    Loss on disposal of assets                                                         39,892               --
    Warrants and options issued below market value                                         --           17,425
    Common stock issued for services                                                   96,000           16,625
    Common stock issued for line of credit                                             20,000               --
    Warrants issued for line of credit and promissory note                            174,442               --
  Changes in assets and liabilities:
    (Increase) in accounts receivable                                                (431,600)         (10,433)
    Decrease in prepaids                                                               15,514             (743)
    (Increase) decrease in deposits                                                   (20,578)              --
    Increase (decrease) in accounts payable and
     related party payables                                                            73,990         (227,849)
    Increase in accrued expenses                                                      261,974           14,290
                                                                               --------------   --------------

      Net Cash Used by Operating Activities                                        (1,530,543)      (1,472,673)
                                                                               --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                            (84,935)         (24,298)
                                                                               --------------   --------------

      Net Cash Used by Investing Activities                                           (84,935)         (24,298)
                                                                               --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                         366,459           80,000
  Payments on notes payable                                                           (58,089)         (15,000)
  Proceeds from related party notes payable                                           200,000               --
  Payments on related party payable                                                        --          (15,758)
  Common stock issued for cash                                                      1,229,120        2,075,948
  Proceeds from subscription receivable                                                    --           50,000
  Stock offering costs                                                                     --          (27,500)
                                                                               --------------   --------------

      Net Cash Provided by Financing Activities                                     1,737,490        2,147,690
                                                                               --------------   --------------

NET INCREASE IN CASH                                                                  122,012          650,719

CASH AT BEGINNING OF PERIOD                                                           265,259           55,296
                                                                               --------------   --------------

CASH AT END OF PERIOD                                                          $      387,271   $      706,015
                                                                               ==============   ==============


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows (Continued)
                                                   (Unaudited)


                                                                                   For the Nine Months Ended
                                                                                            June 30,
                                                                                    2005               2004
                                                                               --------------   --------------
CASH PAID FOR:

   Interest                                                                    $        5,633   $        4,925
   Income taxes                                                                $           --   $           --


NON-CASH TRANSACTIONS:

   Notes payable and accrued interest converted to common stock                $           --   $      657,624
   Common stock issued for services                                            $       96,000   $       16,625
   Common stock issued for subscription receivable                             $      150,000   $           --
   Warrants and options granted below market value                             $           --   $       17,425
   Common stock issued for line of credit                                      $       20,000   $           --
   Warrants issued for line of credit and promissory note                      $      174,452   $           --


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2005 and September 30, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2004, filed January 13, 2005, and its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005, filed May 13, 2005. Operating results for the three and nine months ended June 30, 2005, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 - MATERIAL EVENTS

         a. Common Stock

         In June 2005, the Company issued 800,000 shares of restricted common stock for cash of $250,000 and subscriptions receivable of $150,000, or $0.50 per share, to private investors, all of whom were existing shareholders.

         b. Line of Credit Agreement

         In April 2005, the Company drew an additional $120,000 against its line of credit. The line of credit is unsecured, has a one-year term and interest at 15% per annum. Subject to acceptance by the Company, loan amounts outstanding under this agreement are convertible to restricted common stock, with a conversion price of $0.80 per share.

         c. Promissory Notes

         On June 30, 2005, the Company borrowed $150,000 from one of its stockholders. The promissory note is due on October 31, 2005, accrues interest at a rate of 7% per annum, and is unsecured. As additional consideration for the loan, the Company granted the lender a warrant to purchase 150,000 shares of common stock with an exercise price of $0.75 per share, expiring in three years. On that date, the closing price for the Company's common stock was $0.67 per share.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2005 and September 30, 2004


NOTE 2 - MATERIAL EVENTS (continued)

         c. Promissory Notes (continued)

         On June 30, 2005, the Company borrowed $100,000 from one of its directors and $100,000 from an affiliate of that director. The balances of both loans, with accrued interest, were subsequently paid off in July 2005. Both loans were due on August 15, 2005, bore interest at the rate of 10% per annum, and were secured by the Company's accounts receivable.

NOTE 3 - STOCK OPTIONS AND WARRANTS

         a. Stock Options

         The Company grants options to purchase shares of the Company's common stock to employees of the Company and other service providers in order to provide incentive and to retain the services of the grantees. In the three-month period ended June 30, 2005, the Company granted options to purchase a total of 370,000 shares of the Company's common stock at an exercise price of $0.80 per share to employees of, and a consultant to, the Company to provide incentive and to retain the services of the grantees. The options vest over a three- or four-year period and have 10-year expirations. The Company estimates the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. All of the options were issued with an exercise price at the fair value of the Company's common stock on the date of issue and no compensation expense will be recognized.

         A summary of the status of the Company's stock options and warrants as of June 30, 2005, and September 30, 2004, and changes during the nine-month period ended June 30, 2005, and the twelve-month period ended September 30, 2004, is presented below:

                                                             June 30, 2005              September 30, 2004
                                                       ---------------------------  ---------------------------
                                                                         Weighted                      Weighted
                                                                         Average                       Average
                                                                         Exercise                      Exercise
                                                          Shares          Price         Shares          Price
                                                       --------------   ----------  ---------------   ---------
         Outstanding, beginning of period                   4,695,384      $0.45         4,305,000       $0.43
             Granted                                        3,498,000       0.69           390,384        0.81
             Canceled                                        (250,884)      0.99                --       --
             Exercised                                         (7,500)      0.42                --       --
                                                       --------------               --------------
         Outstanding, end of period                         7,935,000      $0.54         4,695,384       $0.45
                                                       --------------               --------------
         Exercisable, end of period                         6,288,500      $0.53         4,142,884       $0.46
                                                       --------------               --------------

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2005 and September 30, 2004


NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

         a. Stock Options (continued)

                                                         Weighted                                    Weighted
                                           Number        Remaining      Average        Number         Average
                                         Outstanding    Contractual    Exercise      Exercisable     Exercise
         Option Grant                    at 06/30/05       Life          Price       at 06/30/05       Price
         ------------                    -----------       ----          -----       -----------       -----
         Options--May 2002                  1,000,000       1.84         $0.42         1,000,000       $0.42
         Options--February 2003               325,000       1.84          0.50           325,000        0.50
         Options--September 2003            2,965,000       7.08          0.42         2,532,500        0.42
         Options--December 2003               150,000       4.43          0.50            75,000        0.50
         Options--November 2004             2,025,000       9.35          0.64         1,218,500        0.64
         Options--May 2005                    370,000       9.85          0.80            37,500        0.80
         Warrants--November 2004              200,000       1.38          0.80           200,000        0.80
         Warrants--June 2005                  900,000       3.00          0.75           900,000        0.75
                                           ----------                                 ----------
                                            7,935,000       5.91         $0.54         6,288,500       $0.53
                                           ==========                                 ==========

         b. Warrants

         In June 2005, the Company agreed to grant warrants to investors who purchased shares of restricted stock in the Company in June 2005. The warrants, exercisable for up to 750,000 shares of restricted common stock, have three-year terms and are exercisable at $0.75 per share. The market price on the day the parties agreed to purchase shares of restricted stock and the day the warrants were granted was $0.67 per share.

         In June 2005, the Company agreed to grant warrants to a lender in conjunction with a short-term promissory note. The warrants, exercisable for up to 150,000 shares of restricted common stock, have a three-year term and are exercisable at $0.75 per share. The market price on the day the warrants were granted was $0.67 per share.

         The Company estimated the fair value of warrants issued in conjunction with debt agreements by using the Black-Scholes option pricing model based on the following assumptions: Risk-free interest rate of 2.5%; expected life of 3 years; expected volatility of 112%; and dividend yield of 0.00%. Based on these assumptions, $66,655 was charged to interest expense as the fair value of warrants granted in conjunction with the short-term promissory note.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2005 and September 30, 2004


NOTE 4 - GOING CONCERN

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

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Revenue has increased significantly in the quarter ended June 30, 2005, and management will need to sustain those revenue increases and raise additional capital through private placement of the Company's preferred and/or common stock or through debt financing to sustain operations until revenues are sufficient to cover costs. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         We provide data management solutions based on our unique and proprietary next-generation database management system. Because of the relatively short period on which we are reporting, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

         Management believes that the most notable trend in our financial performance is the substantial increase in our revenues for the three- and nine-month periods ended June 30, 2005, compared to the three- and nine-month periods ended June 30, 2004, and for the quarter ended June 30, 2005, compared to each of the prior quarters ended December 31, 2004 and March 31, 2005. We attribute this increase in revenue to the completion of initial milestone requirements on several of our existing contracts. Also, this significant increase in revenue, and the resulting collections of payments from customers, has allowed us to show a trend over the last four quarters of reducing cash used by operating activities.

         Since December 2004, we have successfully initiated data migration activities on approximately 3,000 independent source systems. In June 2005, we reached a significant milestone by successfully completing all of the contractual requirements on one of our state voter registration data migration contracts. This is the first state voter registration date migration contract that we have taken from beginning to completion and then billed and collected all final amounts due.

         Because of the success we have achieved in these areas and our ability to offer solutions regardless of virtually any source database or format, we believe we will continue to attract additional contracts and strategic alliances.

         We are seeking to establish a reputation with our customers and the industry for completing assignments on schedule. Management believes that our unique and proprietary database technology and our eHarbor(tm) web portal technology are differentiating factors that allow us to be more responsive to users and enhance our visibility to potential complex data migration project customers.

         During the nine months ended June 30, 2005, we also formed a series of alliances with major hardware, software and service integrators including:
Accenture, LLP (NYSE: ACN), Covansys (Nasdaq: CVNS), Maximus, Inc. (NYSE: MMS), PCC Technology Group, REDCON and Unisys (NYSE: UIS). We intend to leverage the strategic relationships we have to pursue additional data migration and data integration opportunities at both the state and federal level, including opportunities in areas such as motor vehicle registration, retirement benefits, department of corrections, educational systems, and other government database needs, although we have not yet secured any contracts in these areas. We have also begun pursuing opportunities within the private sector in areas such as energy/utility, customer relationship management, and enterprise resource planning. Further, we continue to receive increasing numbers of requests to bid on additional projects.

         Because of the flexibility offered by our core database management system technology, we are also able to pursue data migration and data integration opportunities that we believe are outside the realm of other providers' technological capabilities.

Liquidity and Capital Resources

         As of June 30, 2005, we had a working capital deficit of $160,652, as compared to working capital of $102,535 at September 30, 2004. As of June 30, 2005, we had an accumulated deficit of $6,044,914 and total stockholders' equity of $40,110, as compared to an accumulated deficit of $4,258,292 and stockholders' equity of $230,369 at September 30, 2004. The auditors' report for the year ended September 30, 2004, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have principally relied on proceeds from the sale of securities and advances from related parties to fund our activities. During the nine months ended June 30, 2005, we used $1,530,543 in cash for operating activities and $84,935 for investing activities, which was provided by net cash of $1,737,490 from financing activities, resulting in a $122,013 increase in cash during the period. Financing activities provided cash of $1,229,120 from the sale of restricted common stock and proceeds of $566,459 from notes payable.

         We estimate that we may require approximately $2,000,000 additional cash to fund our activities until revenues are sufficient to fund operations, which we expect to take at least two additional fiscal quarters. Management intends to obtain additional capital to continue the growth and expansion of our operations principally through the sale of securities, although we have no commitment from any person to acquire any such securities or to provide funding through any other mechanism. Additional capital will be required in future fiscal years if we are unable to generate sufficient revenues from our existing solutions and services within our projected timeline. We may also seek capital in the future to expand.

Results of Operations

         In the quarter ended March 31, 2005, we reported our first quarter of substantial revenues resulting from the completion of some initial requirements on several of our existing contracts. During this same period, we also secured and announced a contract to perform data conversion and migration services for ista - North America, which is engaged in metering and billing of water and energy consumption.

         For the nine months ended June 30, 2005, our revenue was $808,770, compared to $27,853 for the nine months ended June 30, 2004. Revenue for the three months ended June 30, 2005, was $552,671, compared to $7,920 for the three months ended June 30, 2004.

         In order to fulfill the contracts we have signed since November 2004 as well as support the commercialization of our products and services, we have also expanded our employee base, which has resulted in a corresponding increase in our payroll burden and employee benefits expenses compared to prior-year comparable periods.

         Our most significant operating expense is for employee and consultant contract services with those providing technical and other services. And, because we have also increased our efforts to bring our initial products to market, increased our product development activity, and expanded our marketing and sales activities in the government and the energy and utility markets, our total operating expenses for the three- and nine-month periods ended June 30, 2005, increased by 53% and 79%, respectively, when compared to the three- and nine-month periods ended June 30, 2004. Management expects that as we hire additional employees to support the delivery of our solutions and services to customers, we will also experience a corresponding increase in operational expenditures.

         Because we are still in the early stage of our business development, revenue and operating expense comparisons between various interim periods may not be indicative of expected future results of operations. We expect that our operating expenses will continue to grow during the ongoing initial marketing efforts, as increased sales will require additional expenditures for sales, marketing and implementation activities. And, it may be some time before our sales, marketing and implementation resources are capable of supporting substantially expanded sales without subsequent increases in our operating expenses.

         Other income and expenses during the nine-month period ended June 30, 2005, consist principally of the valuation of warrants granted, common stock issued to a lender that provided us with a line of credit agreement in November 2004, interest accrued on borrowings and notes payable to finance insurance premiums, and a net loss on disposal of assets. Interest expense increased from $282 in the three-month period ended June 30, 2004, to $76,102 in the three-month period ended June 30, 2005, primarily as a result of charging interest expense $66,655, the deemed fair value of warrants, using the Black-Scholes method, granted in exchange for a promissory note and short-term loan. Interest expense increased from $50,132 in the nine months ended June 30, 2004, to $208,429 in the nine months ended June 30, 2005, mainly as a result of expensing the valuation of the warrants associated with the line of credit that was established in November 2004, and the additional short-term loan in June 2005. In the nine months ended June 30, 2005, we realized a net loss of $39,892 on the disposal of assets in conjunction with the relocation of our facilities to Orem, Utah, in January 2005.

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

         Revenue Recognition

         Revenues are primarily derived from providing data services and custom software development. Revenues from data services are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9. We generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and
(iv) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates. We define each of these four criteria as follows:

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

                  The fee is fixed or determinable. Our policy is not to provide customers the right to a refund of any portion of their data services fees or license fees paid. Generally, invoiced fees are due within 30 days. Payment terms extending beyond the contractually agreed upon payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

                  Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. If it is determined from the outset of an arrangement that collectibility is not probable, revenues would be recognized as cash is collected.

         For data services and custom software development contracts, generally revenue is previously agreed upon as a fixed price in the customer contract. Some contracts may include a definition of progress milestones or phases with corresponding revenue elements established for each milestone or phase. The standard contract typically defines that, if we have met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable by us.

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

                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION


       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended June 30, 2005, we issued an aggregate of 800,000 shares of restricted common stock in the following transactions.

         We sold an aggregate of 800,000 shares of restricted common stock to six current shareholders for $250,000 in cash and a subscription receivable of $150,000, or $0.50 per share. As part of this transaction, these investors were granted an aggregate of 750,000 warrants, with three-year terms, to purchase restricted common stock of the company for $0.75 per share. At the time of these transactions, the closing market price for our common stock was $0.67 per share. Each of these purchasers was an accredited investor and current shareholder, completed a subscription agreement for purchase of the securities, was invited to review periodic reports filed with the Securities and Exchange Commission, and was provided with the opportunity to ask questions directly of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. Each recipient acknowledged in writing the receipt of restricted securities and consented to a legend on the certificate issued and stop-transfer instructions with the transfer agent. Each certificate for the shares and the option agreements issued in the foregoing transactions bore a restrictive legend conspicuously on its face and stop-transfer instructions were noted respecting such certificate on our stock transfer records.

         On June 20, 2005, we issued warrants to purchase 150,000 shares of common stock as additional consideration for the grant of a loan from a stockholder. See Item 5. Other Events. The warrants have a three-year term and an exercise price of $0.75 per share. On that date, the closing market price for our common stock was $0.67 per share.

         Each of the foregoing transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.


                              ITEM 5. OTHER EVENTS

         On June 30, 2005, we borrowed $150,000 from one of our stockholders. The promissory note is due on October 31, 2005, accrues interest at a rate of 7% per annum, and is unsecured. As additional consideration for the loan, we granted the lender a warrant to purchase 150,000 shares of common stock with an exercise price of $0.75 per share, expiring in three years. On the grant date, the closing market price for our common stock was $0.67 per share.

         On June 30, 2005, we borrowed $100,000 from one of our directors and $100,000 from an affiliate of that director. The balances of both loans, with accrued interest, were subsequently paid off in July 2005. Both loans were due on August 15, 2005, bore interest at the rate of 10% per annum, and were secured by our accounts receivable.

                                ITEM 6. EXHIBITS

         The following exhibits are filed as a part of this report:

   Exhibit
   Number*                   Title of Document                        Location
--------------  --------------------------------------------------  ------------

   Item 10      Material Contracts
--------------  --------------------------------------------------  ------------
    10.19       Form of Warrant issued June 2005                       Attached

    10.20       Promissory Note to EnviroFresh, Inc. dated             Attached
                June 30, 2005

    10.21       Promissory Note to Merwin D. Rasmussen, PC, dated      Attached
                June 30, 2005

   Item 31      Rule 13a-14(a)/15d-14(a) Certifications
--------------  --------------------------------------------------  ------------
    31.01       Certification of Principal Executive Officer           Attached
                Pursuant to Rule 13a-14

    31.02       Certification of Principal Financial Officer           Attached
                Pursuant to Rule 13a-14

   Item 32      Section 1350 Certifications
--------------  --------------------------------------------------  ------------
    32.01       Certification Pursuant to 18 U.S.C. Section 1350,      Attached
                as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

    32.02       Certification Pursuant to 18 U.S.C. Section 1350,      Attached
                as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
---------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ARADYME CORPORATION
                                                    (Registrant)

Date:  August 11, 2005                          By  James R. Spencer
                                                    ----------------------------
                                                     James R. Spencer, Chairman
                                                     (Chief Executive Officer)

Date:  August 11, 2005                          By  Scott A. Mayfield
                                                    ----------------------------
                                                     Scott A. Mayfield
                                                     (Chief Financial Officer)