Form 10KSB
period 2005-09-30
ARADYME CORP
filed 2006-01-13
CIK 1123580

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                        Commission File Number 000-50038

                               ARADYME CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              33-0619254
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           1255 North Research Way, Suite Q3500
                         Orem, UT                             84097
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

                                  801-705-5000
                           ---------------------------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $1,130,016

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of January 10, 2006, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was approximately $7,006,047.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 12, 2006, issuer had 30,729,546 shares of issued and outstanding common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Our definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders is incorporated by reference in response to Items 9 through 12 and 14 of Part III of this Annual Report.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

  Item                             Description                              Page

         Special Note about Forward-Looking Information...................    1

                                     Part I
Item 1   Description of Business..........................................    2
Item 2   Description of Property..........................................   11
Item 3   Legal Proceedings................................................   11
Item 4   Submission of Matters to a Vote of Security Holders..............   11

                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities...........   12
Item 6   Management's Discussion and Analysis or Plan of Operation........   13
Item 7   Financial Statements.............................................   20
Item 8   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   20
Item 8A  Controls and Procedures..........................................   20
Item 8B  Other Information................................................   20

                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............   21
Item 10  Executive Compensation...........................................   21
Item 11  Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters................................   21
Item 12  Certain Relationships and Related Transactions...................   21
Item 13  Exhibits.........................................................   21
Item 14  Principal Accountant Fees and Services...........................   25
         Signatures.......................................................   25

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         This report contains forward-looking statements that reflect our current view relating to future events or future financial performance. These forward-looking statements can sometimes be recognized by the use of words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things, the discussions of risk factors, our business strategy, and expectations concerning our future operations, investments, profitability, liquidity, and capital resources.

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

         While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes any responsibility for the accuracy or completeness of these statements or undertakes any obligation to revise these forward-looking statements to reflect events or circumstances after the date on this report or to reflect the occurrence of unanticipated events.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Overview

         We provide data management solutions and services based on our unique database management system, or DBMS, the proprietary base development platform from which we derive our solutions, services, and additional technology products. Our principal products and services include data migration/conversion services, data integration solutions, and application development, together with the training and support services associated with the delivery of these products and services.

         Some of our initial revenue-producing business activities using our DBMS technology have included custom database application development, large-scale data migrations/conversions, and data integration projects. Because of the versatility and capability of our products and services, we are currently working to exploit revenue opportunities in the data migration/conversion and data integration markets, and plan to continue to commercialize our technologies and expand our solutions into additional markets as our limited capital and internally-generated funds permit.

         We stress innovation in each of the product and solution categories in which we compete, and we are focusing our limited resources on expanding our solutions into current, new, and emerging markets through the strategic relationships we have secured with established systems integrators, as well as direct sales to customers.

         We believe that some of the most significant benefits that our core DBMS offers include:

         o flexibility--our technology provides customers with exceptional flexibility to adapt to ever-changing business needs;

         o risk reduction--our technology minimizes risks of budget and schedule overruns, data corruption, project delays, and completion uncertainties inherent in complex data management projects;

         o data accessibility--our technology facilitates access to data and helps preserve data integrity throughout data management processes;

         o cost management--our technology facilitates more accurate project budgeting;

         o visibility--our technology provides data visibility throughout the data migration/conversion and data integration processes;

         o streamlined processes--our technology simplifies complex data management projects;

         o control of data--our technology allows customers to maintain a higher degree of control of their data throughout a data migration/conversion or data integration; and

         o results--our technology automates many of the extraction, transformation, and loading processes involved in a data migration/conversion or data integration, which we believe provides customers with more accurate, consistent, timely, and quality data results than traditional approaches.

         In the past year, our efforts have been focused on developing strategic relationships with the large systems integrators with which we have joined to market data migration/conversion products and services to governments, principally state agencies with responsibilities for implementing the voter registration Help America Vote Act of 2002, or HAVA. We intend to capitalize on these strategic relationships and our other marketing efforts to expand commercialization of our data migration/conversion, data integration/middleware, application development and ancillary products and services.

         Our public sector state government end-customers have included Colorado, Idaho, Maine, Missouri, Nevada, New Hampshire, Kansas, New Jersey, Utah, Virginia, and Wisconsin. Based on our initial work with these states, we have been asked to bid on additional projects with our current and other potential strategic allies. In June 2005, we successfully completed all data migration work on one of our state voter registration contracts, which marked the first such contract on which we completed all migration work and collected all payments due under the agreement. In January 2006, our contract with the prime contractor for the state of Colorado's voter registration project was terminated, which we believe to be the result of the state of Colorado's termination of its prime contract with the prime contractor.

         In addition to the work we have been doing in the public sector, we have also independently secured a private enterprise contract directly with ista, a worldwide market leader for the sub-metering and billing of water and energy consumption, to provide it with a data migration/conversion solution. Our initial success with ista has since lead to subsequent work for us with this company. We are actively pursuing other opportunities with private enterprises, both directly and through our current and potential allies.

         In our marketing efforts, we emphasize that the value of our products and services increases exponentially as the complexity of a data migration/conversion or data integration increases. We also promote that we have the ability to convert and integrate data in increasingly complex environments and provide solutions independent of a customer's source or target system, operating system, or DBMS.

         To facilitate and support the delivery of our products, services, and solutions and provide our customers with the complete solutions necessary for data migration/conversion or data integration, we have automated many of the processes required by developing an infrastructure of additional products and technologies that overlay all of our products and are integrated with our core DBMS. These are: Aradyme eHarbor(tm) web portal; Aradyme Data Navigator(tm); Aradyme Data Extractor(tm); Aradyme Harbor Master(tm); Aradyme Port Authority(tm); and others. We are currently providing these products, in addition to our database technology, as a service while we continue to build the foundation needed to license our technologies.

         We will continue to exploit our technologies, methodologies, and unique approach to data handling to expand the use of our solutions into areas such as data integration, application development, and others.

Products and Services

         Introduction

         Management believes that our technologies enable us to offer solutions and services that can be readily adapted and applied to a broad range of data migration/conversion or data integration needs in various industries. Our principal solutions and services are:

         o Comprehensive data migration/conversion solutions and services ranging from data extraction, data profiling and assessment, data cleansing and enrichment to data consolidation and matching, data validation, repurposing and loading, and data maintenance.

         o Our data integration solution, which provides the interfacing technology framework needed to continually collect, convert, and transfer data between multiple disparate systems.

         We are currently leveraging our products and technologies to pursue opportunities in the areas of data migration/conversion and data integration within the following public and private markets:

         o        Customer information systems;

         o        Educational reform systems such as "No Child Left Behind;"

         o        Voter registration Help America Vote Act of 2002, or HAVA;

         o        Motor vehicle registration;

         o        Public safety (Department of Corrections/Offender Management);

         o        Enterprise customer relationship management;

         o        Enterprise resource planning;

         o        Federal government/defense/Homeland Security;

         o        Retirement benefits management;

         o        Tax/Revenue (tax, licensing and permits); and

         o        Others.

         We have initiated data migration/conversion on thousands of disparate source systems (including IBM-DB2, custom mainframe/mini-computer/PC (proprietary), COBOL, Oracle, MS-SQL, FoxPro, Access, MS-Excel, CSV, Flat file, paper-based and others) and have also demonstrated that, unlike other providers, we have the capabilities to perform data migrations/conversions and data integration regardless of the type or size.

         Data Migration/Conversion

         Data migration/conversion is vital to most software development efforts because software must first be populated with some sort of external data before it can operate. Data migration/conversion is also required when an organization upgrades or replaces a system, consolidates systems, adopts a new system (either through purchase or new development), or acquires new data.

         Governments, private enterprises and other organizations face continuing pressure to replace or upgrade their systems with new solutions as they seek to improve operating efficiencies, expand their products and services, meet new competitive or regulatory challenges, stay current with advances in technology, or address other data and database application-related needs. But, since operational data for various functions has traditionally resided in isolated storage systems that store data in disparate formats, the data within these systems is often fraught with errors and inaccuracies and must first be extracted from its unique format and then converted to a new format that facilitates access, cleansing, and manipulation prior to being migrated to a new system.

         Because of the limitations and inflexibility of traditional DBMS technology, traditional migration/conversion providers often have difficulty predicting (in advance of bidding) the amount of work required to perform the extraction, transformation and loading processes for all of the different systems involved in a migration/conversion effort. Industry analysts (Standish Group and others) have estimated this to affect over 80% of all data migration projects.

         In contrast, management believes that our technology and day-to-day expertise in data migration/conversion allow us to more accurately assess the scope and costs involved in a migration/conversion and provide the flexibility needed to make any necessary adjustments to the data and its format throughout the process, regardless of the size of the migration/conversion. We also have the ability to perform enterprise-wide data extraction, transformation, and loading processes generally regardless of customers' current applications, the type of new applications being implemented, or the current operating system or DBMS. Furthermore, we offer customers the ability to view their data throughout the conversion process to rapidly identify and address any unknown data issues.

         We believe that the strategic relationships and customer contacts we have secured in data migration/conversion will lead to expanded contacts in other areas of these same organizations where we have been asked to participate in evaluations and proposing work in areas such as data integration and application development.

         Data Integration

         When computer systems were initially created more than 25 years ago, they were typically designed to serve the needs of individual business units (e.g., sales, marketing, finance, supply chain, order fulfillment, etc.). Over the years, as organizations continued to develop these and many other internal systems independently of one another and added new applications either through purchase, development, or a merger/acquisition, a portfolio of diverse applications emerged, each containing a different segment of data. Because of this, many businesses today now own and maintain multiple, disparate database repositories that are full of valuable information, but that were never intended to interface together.

         Integrating data from disparate systems to obtain a unified view of all the business data that is scattered throughout an organization has always been a challenge, but this task has become even more difficult given the current rate of data growth in most organizations.

         Some of the most common options for integrating disparate systems include:

         o custom-built source code, which requires lengthy design and development cycles to make even the most minor change and lacks the flexibility to keep pace with the systems that are being integrated;

         o extraction, transformation and loading technologies (i.e., used to perform the ongoing data migration/conversion processes required for an integration);

         o enterprise application integration technologies (used to provide a unified view of the business applications that reside within or outside of an organization); and

         o enterprise information integration technologies (i.e., used to provide a virtual business view of dispersed data).

         One of the most complicated and time-consuming parts of integration is the extraction, transformation, and load process, which is one of the areas in which we believe we currently provide cost-effective solutions.

         Our data integration solution provides a framework for interfacing technologies that facilitates the ongoing collection, conversion, standardization, and delivery of data between multiple disparate systems involved in an integration effort, regardless of the type of database, software, or hardware involved in the integration, or the database's physical location. Such systems and processes to bridge or interface various disparate systems are sometimes referred to as middleware. Through the use of this secure, flexible, and configurable solution, customers are able to significantly reduce the amount of work required to collect and move data from multiple systems during integration. Our solution also provides customers with an intuitive user interface to view data during an integration effort. Our solution can also be continually modified to support changing business requirements and can be used regardless of a customer's existing software or hardware. Our solution streamlines the data collection and reporting processes; enables systems to function together dynamically, efficiently and reliably; eases management and maintenance; allows for the seamless integration of multiple systems; and maximizes efficiencies during integration.

         Application Development

         Our DBMS platform allows developers to revise, add to, or enhance an application at any time during the life of the application. Our DBMS can also be integrated easily with database solutions created by different development teams or offered by different companies. Management believes that this enables customers to deploy DBMS solutions faster, less expensively, and continually customize and integrate solutions as they continue to use our DBMS platform, in effect increasing the functionality and efficiency of their application over time, as compared with traditional DBMS applications, which become more and more obsolete over time due to system alteration limitations. Increased obsolescence results when possible future uses or applications are not properly anticipated and incorporated into the initial architecture because subsequent revisions and changes become costly, time-consuming and, in some instances, nearly impossible to implement.

         During our initial development stage, we also developed and deployed a series of configurable off-the-shelf application solutions for the following vertical markets:

         o financial/accounting, including accounts payable, accounts receivable, and general ledger plus complementary functions;

         o        point-of-sale, inventory and manufacturing control;

         o        customer relationship management and sales tracking; and

         o medical practice management, including patient management, scheduling, office management, insurance billing, and electronic medical records.

We continue to provide support for these solutions on an ongoing basis.

         Product Delivery and Support

         To assist us in maximizing success in the delivery of our solutions and services, we have established an on-site project operations center, which is run and managed by an experienced, professional project management staff to help customers fully integrate our technologies in their data migration/conversion, data integration or application development efforts.

         As part of our ongoing efforts to advance our project office, we are currently working toward a Capability Maturity Model(R) Integration (CMMI) certification, an industry-recognized standard established by the Carnegie Mellon Software Engineering Institute (SEI) that guides process implementation and improvement across an organization to ensure effective, quality processes.

History of Our DBMS Platform

         We were founded in February 2001 as a software company that focused on new product development and custom programming for clients that required application solutions based on our database platform, which we initially licensed and later purchased from two of our original founders. Although we have formally been in business since 2001, initial development of our core DBMS actually began more than 23 years earlier when one of the founders of our company set out to create a database that would enable him to overcome many of the constraints and limitations he experienced in trying to rapidly deploy and support database solutions using traditional database technologies.

         Because of these early development efforts as well as the work that we have since performed for customers, management believes that our DBMS platform provides for the following revenue opportunities:

         o providing data extraction, transformation and loading products and services to customers that are looking to perform a data migration/conversion and/or data integration;

         o        sales of custom-built database application solutions;

         o sales of configurable off-the-shelf vertical-market applications based on our proprietary DBMS;

         o sales of development licenses for developers and resellers and the resulting ongoing revenue from user licenses required at workstations accessing applications developed or based on our proprietary DBMS; and

         o training, support, upgrade protection, specialized development, modules/tools, and consulting services.

Strategic Teaming Relationships

         We have established strategic alliances and contracts with several systems integrators to enhance our marketing efforts, including the following:

         o        Accenture LLP, the U.S.-based business of Accenture (NYSE:
                  ACN), a multinational management consulting, technology services and outsourcing company.

         o Covansys (Nasdaq: CVNS), a global consulting and technology services company specializing in industry-specific solutions, strategic outsourcing and integration services.

         o MAXIMUS, Inc. (NYSE: MMS), a government services company devoted to providing program management, consulting and information technology services.

         o PCC Technology Group, a premiere information technology services company that provides software solutions to Global 2000 companies and local, state, and federal governments.

         o REDCON, Inc., a private information services company providing engineering and computer technology services and products.

         o Unisys (NYSE: UIS), a worldwide information technology services and solutions company.

         We are actively working with these and other potential strategic allies to obtain additional contracts as well as continuing to pursue opportunities independent of these alliances where we would act as the prime contractor.

         In our work as a subcontractor to our strategic allies, which are the lead contractors, they (or in a few cases one of their teaming contractors) are typically responsible -- on either an agency or enterprise-wide basis -- for designing, developing and deploying an application solution based on the end customer's specific requirements. In contrast, our responsibilities as a subcontractor on each of these projects have generally centered on assisting the end customer in gathering and consolidating its data, and performing all of the complex data extraction and transformation services needed to ensure the customer's data is in the proper format prior to being loaded into the new application.

         Because the application must be completed before the end customer can use the data, the success of the overall project is largely dependent on the application vendor's ability to provide an application solution that meets the end customer's requirements. The failure on an application provider's part to deliver a solution that meets those requirements can place the entire project in jeopardy because without this application, the end customer is unable to use the data that we have modified to work with that application. Therefore, the level of success that Aradyme is able to achieve as a subcontractor on these types of projects is highly dependent on the application vendor's ability to deliver an acceptable application solution on a timely basis.

         In addition to working as a subcontractor to our allied prime contractors, we also provide solutions independently to other customers as a prime contractor in which we are able to complete the projects in their entirety without dependence on other vendors.

Marketing and Sales

         We are currently working directly and with our current and potential strategic allies to market our data migration/conversion and data integration products and services to private enterprises and government agencies that are seeking to install or upgrade new database software solutions, collect data from disparate systems and locations, and/or load their data into a decision support system.

         We seek to align our marketing efforts with the large, experienced sales forces of our strategic allies, which typically have established relationships with many of the private enterprise and public sector (federal, state, and local government) contacts with which we wish to do business. In doing so, we work to participate actively in the sales and technical presentations that our allies make to these contacts, and to be named as the subcontractor of record for data migration/conversion and/or data integration solutions in any contract awarded. We believe this helps us build market identity and recognition.

         In working with our strategic allies, government regulations and mandates (such as "No Child Left Behind," Homeland Security, and HAVA) frequently present us with new opportunities to provide solutions based on our core DBMS technology. However, because all government initiatives are subject to changes, the opportunities we have to provide solutions in each of these areas are also subject to change.

         Many of the contacts that we have formed through working with our strategic allies have led to additional opportunities for us in areas such as motor vehicle registration, retirement benefits, public safety, and others. We seek to expand the relationships we have with our strategic allies to market our data migration/conversion and data integration solutions as part of their integrated products in other markets.

Competition

         We believe that competition for data migration/conversion products and services is based primarily on a provider's ability to preserve the accuracy of the data as it is collected and integrated from disparate sources and to complete the required data migration/conversion within the allotted time and project cost. Our marketing ability would be adversely affected by any failure on our part to complete our portion of any project in accordance with the contract terms or to meet budgeting requirements or completion deadlines.

         We compete with a number of large hardware, software, and service integrators, such as those with which we have established strategic alliances, that have their own data migration solutions as established components of the full range of products and services they provide. For us to compete effectively, we must displace these existing internal data migration/conversion services with our services. In many instances, this requires us to displace the integrator's own data migration product and service group, which may be an important internal profit center of the integrator. In other cases, the inclusion of our products in an integrator's enterprise-wide proposal requires us to compete with other outside providers with which the integrator may have long-standing relationships and operating familiarity.

         In developing and marketing software solutions for specific market applications, we compete with numerous firms that offer a variety of software products and tools. Many of the firms with which we compete have established sales channels and a well-developed service and related support infrastructure.

         We are and will be a recent entrant in all of our existing and proposed new markets.

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

         We intend to register the following as trademarks in the United States:
Aradyme(tm), Aradyme Data Navigator(tm), Aradyme Data Extractor(tm), Aradyme Harbor Master(tm), Aradyme Port Authority(tm), and the Aradyme eHarbor(tm) web portal. We anticipate that we may register additional trade or service marks in the United States or foreign markets we may enter to facilitate market identification, recognition and differentiation of our products and services.

Research and Development

         Our technical team continues with efforts to refine, improve, and expand the capabilities of our DBMS product solutions and the application of our proprietary DBMS technology. We encourage our technical personnel, who also frequently provide technical sales support, to identify new product or application opportunities. Our management, marketing and technical personnel periodically review these new product or application opportunities and, when deemed appropriate in view of our limited resources, we undertake projects to evaluate and possibly commercialize new products or applications.

         As an integral quality assurance component of our development effort, we develop and implement testing and monitoring routines in our applications to measure and improve product and service reliability and accuracy.

         We have not reported research and development expense as a separate item in the preceding two fiscal years, but have included research and development as a component of operating expenses. We estimate that we have spent approximately $1.5 million and $1.3 million on research and development expenses during 2005 and 2004, respectively, none of which was paid by customers.

Employees

         As of September 30, 2005, we had 36 total employees, including 33 full-time employees, consisting of four executive, one administrative, and 28 technical, marketing, sales and customer service employees. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific programming and other professional services as required.

Government Regulation; Environmental Compliance

         Our products and services are not subject to present or expected probable material governmental regulation, including environmental laws.

History--Reorganization with Aradyme Development Corporation

         Aradyme Corporation was organized under the name Albion Aviation, Inc. as a Delaware corporation in April 1994, but had no material activities or operating assets through March 31, 2003. On March 31, 2003, through a wholly-owned subsidiary, we completed a reverse merger reorganization with Aradyme Development Corporation, a Nevada corporation, in which we (with approximately 1.5 million shares issued and outstanding) issued an aggregate of approximately 13.1 million shares of common stock and 12,000 shares of preferred stock (convertible into 120,000 shares of common stock) to the Aradyme Development (Nevada) stockholders. Options to purchase approximately 1.3 million shares of Aradyme Development (Nevada) common stock at a weighted average price of $0.44 per share were converted into options to purchase the same number of shares of our common stock on the same terms.

         As a result of the merger, Aradyme Development (Nevada) became our wholly-owned subsidiary and its management personnel became our officers and directors to continue the business of Aradyme Development (Nevada) as our new operating subsidiary. Upon completion of the reorganization, we changed our fiscal year from December 31 to September 30, which was the fiscal year of Aradyme Development (Nevada). This transaction was accounted for as a reverse acquisition. We changed our name from Albion Aviation, Inc. to Aradyme Corporation in conjunction with the reverse acquisition. We are the surviving entity for legal purposes, and the Nevada corporation is the surviving entity for accounting purposes. Accordingly, in this report, we discuss the activities and operations of the Nevada corporation, unless expressly stated otherwise.

         Aradyme Development (Nevada) was organized in February 2001 as a software development company for product development and custom programming for clients needing database solutions for business applications. As an outgrowth of its initial activities, in 2002 Aradyme Development (Nevada) introduced to the market the Aradyme DBMS software technology, the foundation upon which we continue to develop our products and services.

                         ITEM 2. DESCRIPTION OF PROPERTY

         We currently maintain our corporate offices in approximately 10,000 square feet at 1255 North Research Way, Building Q, Suite 3500, Orem, Utah 84097, under a lease expiring in May 2010, with initial monthly lease payments of $11,667. The lease includes provisions that increase the basic lease rate by $0.50 per square foot every 13 months. The lease includes an incentive for five free months in the first year. The amount of leased space increases over the lease term to 16,185 square feet. We believe these facilities are adequate for our foreseeable future needs.


                            ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2005.

                                     PART II

     ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock began trading on the Over-the-Counter ("OTC") Bulletin Board on June 4, 2002, under the symbol ABAV. The symbol changed in December 2002 to ADYE. The following quotations were reported by the OTC Bulletin Board website and reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for many of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated:

                                                                 Low      High
                                                                 ---      ----
  Fiscal Year Ended September 30, 2006:
    Quarter ending March 31, 2006 (through January 11, 2006)..  $0.37     $0.51
    Quarter ended December 31, 2005...........................   0.30      0.51

  Fiscal Year Ended September 30, 2005:
    Quarter ended September 30, 2005..........................   0.35      0.69
    Quarter ended June 30, 2005...............................   0.58      1.18
    Quarter ended March 31, 2005..............................   0.96      1.80
    Quarter ended December 31, 2004...........................   0.64      1.53

  Fiscal Year Ended September 30, 2004:
    Quarter ended September 30, 2004..........................   0.65      2.25
    Quarter ended June 30, 2004...............................   1.30      4.00
    Quarter ended March 31, 2004..............................   0.60      4.45
    Quarter ended December 31, 2003...........................   0.13      0.70

         On January 11, 2006, the closing price per share of our common stock on the OTC Bulletin Board was $0.50 per share.

         We estimate that, as of January 11, 2006, we had approximately 475 stockholders. We have never paid cash dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business.

Recent Sales of Unregistered Securities

         On December 12, 2005, we agreed to issue up to 15,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock (subject to certain adjustments) in a series of tranches to one accredited investor. In the initial tranche, the investor paid us $1,000,000 for 5,000,000 shares of common stock and warrants to purchase an additional 5,000,000 shares of common stock at an exercise price of $0.50 per share. In succeeding tranches, the investor may purchase up to an additional 10,000,000 shares of common stock at $0.20 per share, with a matching warrant to purchase up to an additional 10,000,000 shares of common stock with exercise prices escalating from $0.75 per share to $1.00 per share. On the date of the agreement, the closing sales price of our common stock was $0.37 per share. The purchaser, Eagle Rock Capital, LLC, is an affiliate of one of our directors, Merwin D. Rasmussen, and the terms of the transaction were negotiated directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. The purchaser acknowledged, in writing, the receipt of restricted securities and consented to a legend on the certificate issued and stop-transfer instructions with the transfer agent. This transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

         On December 12, 2005, we agreed to issue 500,000 shares of common stock upon the conversion of unpaid, convertible debt in the principal amount of $200,000, at a conversion price of $0.40 per share. The purchaser was an accredited investor. No general solicitation was used, no commission or other remuneration was paid in connection with such transaction, and no underwriter participated. The purchaser acknowledged, in writing, the receipt of restricted securities and consented to a legend on the certificate issued and stop-transfer instructions with the transfer agent. This transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this report. The following information contains forward-looking statements.

General

         We provide data management solutions and services based on our unique and proprietary database management systems, or DBMS, with a current focus on providing data migration/conversion and data integration products and services. Our technology and solutions allow our customers to aggregate, consolidate, cleanse, and integrate data and helps to address and resolve data issues resulting from having multiple, disparate systems.

         Management believes that the fiscal year ended September 30, 2005, represented a significant advance for us. Although our results of operations showed a net loss of approximately $2.3 million for the 2005 fiscal year, as compared to a net loss of approximately $1.8 for the previous fiscal year, the fiscal year ended September 30, 2005, marked our emergence from our development stage. During the year, we were successful at attracting subcontract awards to provide our data migration/conversion solutions to large software integrators that are servicing state government sectors, which has enabled us to recognize significantly more revenue than reported in prior years. Revenue from services delivered under many of these subcontracts is expected to continue into fiscal 2006. In June 2005, we also completed the data migration work under one of our state voter registration subcontracts, marking the first such project on which we have successfully completed all work and collected all payments due under the agreement. We are also pursuing additional new contracts to provide our technology and solutions to government and private enterprise customers. In addition, we also realized revenue in the fiscal year ended September 30, 2005, for a private enterprise contract on which we have been serving as the prime contractor. Although we can provide no assurances that we will be able to continue or maintain these advances in the current fiscal year, Management believes that we are in a substantially better position than we were at the end of the fiscal year ended September 30, 2004.

Results of Operations

         We had a net loss of $2,332,682 for the year ended September 30, 2005, as compared to a net loss of $1,800,631 for the year ended September 30, 2004, an increased loss of approximately 30%. This increased loss in the 2005 fiscal year, which more than offset a several-fold increase in revenues, resulted from costs to deliver on current contract requirements, to continue to advance our technologies, and to increase operating capacity for anticipated increases in sales.

         Our revenues increased to $1,130,016 for the year ended September 30, 2005, as compared to $57,480 for the same period during the preceding fiscal year, an 1865% increase.

         Our principal operating expenses are for employee wages, payroll taxes and benefits, and for consultant contract services with those providing technical and other services to us. In order to meet our contractual obligations in delivering solutions, additional development of our technologies, as well as build the infrastructure needed to support anticipated higher levels of business activity, we increased our personnel resources. As a result, wage related expenses increased from $919,791 for the year ended September 30, 2004, to $2,301,012 for the year ended September 30, 2005, an increase of 150%. A portion of this increase can also be attributed to converting some of our technical resources, who had previously been engaged as consultants or independent contractors, to employees. As a result of the increased level of business activity and corresponding increased revenue, our use of contract services was higher, and subsequently increased from $252,472 for the year ended September 30, 2004, to $380,064 for the year ended September 30, 2005, an increase of 51%. Also, due to delivery costs on current contracts, increased development efforts, and the additional associated sales and marketing costs needed to bring our initial products and services to market, our total operating expenses increased from a total of $1,810,802 for the year ended September 30, 2004, to a total of $3,200,398 for the year ended September 30, 2005, an increase of 77%.

         Other expense of $262,300 during the year ended September 30, 2005, includes $194,443 of noncash expenses derived from expensing the valuation of warrants and common stock issued in conjunction with amounts loaned to us, $39,893 of loss on the disposal of unused assets resulting from the relocation of our offices in early 2005, and $27,964 of interest accrued and paid on borrowings during the year ended September 30, 2005. During the preceding fiscal year, other expense consisted solely of interest expense of $47,309.

Liquidity and Capital Resources

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the year ended September 30, 2005, we used cash of $1,961,499 for operating activities and $128,395 for investing activities, which was provided by $1,909,120 from financing activities, resulting in a net decrease in cash of $180,774 during the period.

         As of September 30, 2005, we had a working capital deficit of $594,505, compared to working capital of $102,535 as of September 30, 2004. As of September 30, 2005, we had an accumulated deficit of $6,590,974 and a total stockholders' deficit of $355,950, compared to an accumulated deficit of $4,258,292 and stockholders' equity of $230,369 as of September 30, 2004. The auditors' report for the year ended September 30, 2005, as in prior years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Between September 30, 2005, and the filing of this report, we obtained $1,000,000 in net proceeds from the sale of common stock and converted $200,000 of principal outstanding debt, under a line of credit, to restricted common stock.

         We estimate that we will require approximately $3.0 million in cash, which we have sought to obtain principally through the sale of securities, to fund our activities until revenues are sufficient to cover costs. In December 2005, we executed an agreement to secure at least $1.0 million in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Additional funds may be provided through the exercise of warrants granted under the agreement. Even if the balance of $2.0 million is funded by March 2007 under the above agreement, we anticipate that we will require additional capital in the future to meet our ongoing cash requirements until we are able to generate sufficient revenues from the commercialization of our technology and delivery of our services to fund our anticipated operations and expansion.

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

         Revenue Recognition

         Revenues are primarily derived from providing data migration/conversion services, developing custom software, and selling software licenses and related services, which include maintenance, support, consulting and training services. Revenues from data migration/conversion services, custom software development, and license arrangements and related services are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9. We generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates. We define each of these four criteria as follows:

                  Persuasive evidence of an arrangement exists. It is our customary practice to have a written contract, which is signed by both the customer and us, defining services to be provided or software licenses to be supplied by us, and all other key terms of the arrangement. In the event a standard license arrangement has been previously negotiated with us, a purchase order from the customer is required.

                  Delivery has occurred or services have been rendered. Data management services are provided by us according to customer specifications and, in the case of software licensing, our software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

                  The fee is fixed or determinable. Our policy is not to provide our customers with the right to a refund of any portion of their data management services fees or license fees paid. Generally, 100% of the invoiced fees are due within 30 days. Payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments and become due and payable.

                  Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. If it is determined from the outset of an arrangement that collectibility is not probable, revenues would be recognized as cash is collected.

         For data management solutions and services and custom software development contracts, generally revenue is previously agreed upon as a fixed price in the customer contract. Some contracts may include a definition of progress "milestones" or "phases," with corresponding revenue elements established for each milestone or phase. The standard contract defines that if we have met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable by us.

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

Certain Risks

         Despite the increased revenues from our sales and marketing efforts, it is likely we will continue to incur significant operating losses.

         For the fiscal year ended September 30, 2005, we reported a net loss of approximately $2.3 million on revenues of approximately $1.1 million. Although in the past fiscal year we have reported significant new contracts from which we expect to generate revenues, the revenues from these agreements will not be sufficient to meet our projected operating expenses. For that reason, our losses from operations will likely continue until we are able to generate significantly higher revenue. Accordingly, we are dependent upon obtaining substantial amounts of additional financing in order to continue.

         We need additional capital.

         We will require additional capital to fund completion of current and future contracts and to fund product development, marketing and sales even if we receive by March 2007 the $2.0 million balance under the funding agreement we entered into in December 2005 with Eagle Rock Capital, LLC, an affiliate. This recent funding agreement provides for future additional equity investment, but is contingent on our meeting several conditions. Further, our agreement with Eagle Rock does not contractually obligate Eagle Rock to provide any additional amounts, but merely provides for financial disincentives if Eagle Rock fails to do so. We may seek required funds from the sale of additional securities, strategic alliances, or other arrangements. Any of such arrangements may dilute the interest of our existing stockholders or our interest in our products. We cannot assure that additional funds could be obtained or, if obtained, would be on terms acceptable or favorable to us.

         We anticipate that a significant amount of our future revenue will be dependent on our strategic alliances and our ability to successfully cultivate and secure relationships with new companies and/or systems integrators.

         We have entered into agreements with several companies and systems integrators to provide data migration/conversion services to state government entities. While most of our work in the fiscal year ended September 30, 2005, centered on working with our strategic allies to provide solutions that would allow states to implement a centralized uniform interactive voter registration database mandated by HAVA, we anticipate that we will enter into additional teaming agreements for similar and other services in other states and that we will focus a significant portion of our activities on these markets. In each of these instances, we are and expect to be a subcontractor with a major, third-party, electronic data services provider and will be dependent on those major firms for administration and implementation of our agreements. In each instance, our strategic allies are significantly larger with greater financial, technical, and managerial resources, and we may be at a relative disadvantage in administering and operating under our agreements. In each instance, the data migration/conversion or data integration solutions and services that we expect to provide are a minor portion of the total contract value. Although we do offer and provide solutions and services independently as a prime contractor, most of our business at this time is performed in conjunction with our strategic alliances, as many of our government customers are looking to perform data migration/conversion and data integration as part of larger information technology projects.

         Because we act as a subcontractor in most of our current contractual arrangements, we are exposed to the risks of successful project management and delivery of a prime contractor and other subcontractors, and their ability to satisfy the requirements of the end customer.

         We have entered into many contracts to provide our solutions on a subcontract basis. Successful, profitable, and timely delivery of our solutions is largely dependent on the job performance and contract administration of the prime contractor and other subcontractors. Failure of either the prime contractor or other subcontractors to deliver their requirements to the customer may inhibit, delay, or prevent us from successfully fulfilling our contractual requirements, resulting in a delay or inability for us to realize full contract payments and corresponding revenue.

         We incur marketing costs that we may be unable to recover.

         As most of our sales and marketing activities are currently focused on providing data migration/conversion and data integration solutions to large systems integrators that service state and federal government entities, we have encountered and will continue to encounter long sales cycles in which it may take us many months to identify and initiate contacts with a strategic ally and coordinate the bidding or other award process with the state or federal government, develop teaming arrangements, accommodate state or federal budgetary cycles, and meet other requirements, all in the context of state and federal political environments. Accordingly, we expect that we will incur marketing costs for several months before we are able to determine whether or not we will be able to obtain a contract for services with any state or federal government agency. If we do not secure a contract for services, we will not be able to recover any of the marketing costs we incur to pursue that contract. Even if we are able to secure an agreement, we cannot assure that the revenue we receive will compensate us for the marketing costs we incurred plus the costs of providing the required services.

         We will require additional technical and managerial resources to fulfill our current and future data migration/conversion and data integration contracts.

         We will require multiple teams of qualified technical and related managerial personnel and support facilities to fulfill our current and future data migration/conversion and data integration contracts. This will require us to recruit, train, and deploy programmers, developers, project managers and similar technical specialists, some of which may be in short supply. We may incur unexpected costs in recruiting, training, and relocating the required personnel to Utah or another required working location. We cannot assure that the people we recruit and train will enable us to meet our contractual commitments.

         Our solutions, sales, marketing and performance credibility and, in turn, our ability to be successful in marketing our products, solutions and services will be damaged if we do not meet our current and expected contractual commitments.

         The level of success we are ultimately able to achieve in the marketplace is dependent on our ability to fulfill our current and future contractual commitments. We expect that a failure on our part to successfully and effectively deliver solutions to customers on time, adjust for continually changing customer requirements, and/or adapt to issues that may arise in working with one or more of our strategic allies will damage our ability to market our product and services, particularly for data migration/conversion. Our failure in the market would likely have an adverse impact on our efforts to market our data migration/conversion and data integration solutions and services or other products. Our focus on meeting our contractual commitments may divert our limited resources from other opportunities that may have greater economic potential.

         Any substantial increase in sales may expose us to risks inherent in rapid expansion.

         We have limited technical, managerial, and financial resources, and would have to expand significantly if we encountered substantial growth in the sale of our data migration/conversion and data integration solutions and services, either within the existing markets we service or in other areas, or other products we offer or may develop. We cannot assure that we would be able to successfully manage substantial expansion of our resources and capabilities.

         If we provide software or services that are unreliable, we could lose customers and revenues.

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

         The implementation of our business plan entails risks of product and professional liability. We have purchased professional liability insurance and will seek to obtain product liability insurance when deemed appropriate, but there can be no assurance that we will be able to obtain such insurance or, if we are able to do so, that we will be able to do so at rates that are cost-effective. Any successful product or professional liability claim made against us could substantially reduce or eliminate any economic return to us or our stockholders and could have a significant adverse impact on our future.

         If we become subject to service-related liability claims, they could be time-consuming and costly to defend.

         Because our customers will use our products and services on mission-critical applications, such as data and inventory control, any errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A service-related liability claim brought against us, even if unsuccessful, could be time-consuming, costly to defend, and harm our reputation.

         We work with confidential customer data, and as such, our business could be damaged and we could potentially be exposed to liability in the event that we experienced a breach in our security.

         We handle confidential and sensitive customer data. Although we have implemented multiple measures to secure our data center and comply with customer contractor security regulations, we cannot guarantee that the measures we have taken are, or will be, fail proof, and any breach in security would expose us to liability.

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

         Litigation regarding intellectual property rights is common in the software industry. We expect that software technologies and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights will be sufficient to allow us to market products and services without incurring third-party liability, third parties may bring claims of infringement against us. Any litigation to defend against claims of infringement or invalidity, whether or not meritorious, could result in substantial costs and diversion of resources. Furthermore, a party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products or services. Our business, operating results and financial condition could be harmed if any of these events occurred.

                          ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements, including the accountant's report, are included beginning at page F-1 immediately following the signature page of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There was no change in accountants or disagreement with accountants on accounting and financial disclosure during the fiscal year ended September 30, 2005.


                        ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

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


                           ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the captions "Corporate Governance," "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


                         ITEM 10. EXECUTIVE COMPENSATION

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Executive Compensation" is incorporated herein by reference.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                         AND RELATED STOCKHOLDER MATTERS

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Principal Stockholders" is incorporated herein by reference.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


                                ITEM 13. EXHIBITS

   Exhibit
    Number*                            Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
   Item 2.     Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation
               or Succession
---------------------------------------------------------------------------------- ---------------------------------
    2.01       Reorganization Agreement between Albion Aviation, Inc. and          Incorporated by reference from
               Aradyme Development Corporation dated February 7, 2003              the current report on Form 8-K
                                                                                   dated March 31, 2003, filed
                                                                                   April 8, 2003.
   Item 3.     Articles of Incorporation and Bylaws
---------------------------------------------------------------------------------- ---------------------------------
    3.01       Certificate of Incorporation of Albion Ventures, Inc. dated April   Incorporated by reference from
               18, 1994                                                            the registration statement on
                                                                                   Form S-1 filed September 26,
                                                                                   2000 (file no. 333-46672).

   Exhibit
    Number*                            Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
   Item 3.     Articles of Incorporation and Bylaws (continued)
---------------------------------------------------------------------------------- ---------------------------------
    3.02       Certificate of Amendment to Certificate of Incorporation of         Incorporated by reference from
               Albion Ventures, Inc. (changing name to Albion Aviation, Inc.)      the registration statement on
               dated May 16, 2000                                                  Form S-1 filed September 26,
                                                                                   2000 (file no. 333-46672).
    3.03       Bylaws                                                              Incorporated by reference from
                                                                                   the registration statement on
                                                                                   Form S-1 filed September 26,
                                                                                   2000 (file no. 333-46672).
    3.04       Certificate of Amendment to Certificate of Incorporation filed      Incorporated by reference from
               January 9, 2003 (changing name to Aradyme Corporation)              the current report on Form 8-K
                                                                                   dated March 31, 2003, filed
                                                                                   April 8, 2003.
   Item 4.     Instruments Defining the Rights of Security Holders, Including
               Indentures
---------------------------------------------------------------------------------- ---------------------------------
    4.01       Specimen stock certificate                                          Incorporated by reference from
                                                                                   the annual report on Form
                                                                                   10-KSB dated January 10, 2005,
                                                                                   filed January 13, 2005.
    4.02       Form of Certificate of Designation of Series A Preferred Stock      Incorporated by reference from
                                                                                   the current report on Form 8-K
                                                                                   dated March 31, 2003, filed
                                                                                   April 8, 2003.
  Item 10.     Material Contracts
---------------------------------------------------------------------------------- ---------------------------------
    10.03      Software License Agreement between Dan Faust and Systems            Incorporated by reference from
               Research, Inc. dated April 28, 2001                                 the annual report on Form
                                                                                   10-KSB dated January 13, 2004,
                                                                                   filed January 14, 2004.
    10.05      Form of Convertible Promissory Note with schedule                   Incorporated by reference from
                                                                                   the annual report on Form
                                                                                   10-KSB dated January 13, 2004,
                                                                                   filed January 14, 2004.
    10.06      Modification and Documentation of Obligations effective September   Incorporated by reference from
               29, 2003                                                            the annual report on Form
                                                                                   10-KSB dated January 13, 2004,
                                                                                   filed January 14, 2004.

   Exhibit
    Number*                            Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
  Item 10.     Material Contracts (continued)
---------------------------------------------------------------------------------- ---------------------------------
    10.07      2003 Long-Term Incentive Plan**                                     Incorporated by reference from the
                                                                                   annual report on Form 10-KSB dated
                                                                                   January 13, 2004, filed
                                                                                   January 14, 2004.

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

    10.10      2004 Long-Term Incentive Plan**                                     Incorporated by reference from
                                                                                   the annual report on Form 10-KSB
                                                                                   dated January 10, 2005, filed
                                                                                   January 13, 2005.

    10.11      Securities Purchase Agreement between Aradyme Corporation           Incorporated by reference from
               and Shan Lassig dated December 29, 2004, effective                  the current report on Form 8-K
               November 15, 2004                                                   dated January 3, 2005, filed
                                                                                   January 5, 2005.

    10.12      Form of Convertible Note                                            Incorporated by reference from
                                                                                   the current report on Form 8-K
                                                                                   dated January 3, 2005, filed
                                                                                   January 5, 2005.

    10.14      Executive Employment Agreement between Aradyme Corporation and      Incorporated by reference from
               Kirk Tanner dated February 11, 2005**                               the annual report on Form
                                                                                   10-KSB/A filed February 14,
                                                                                   2005.

    10.18      Agreement and Release between Aradyme Corporation and Kirk Tanner   This filing.
               dated November 15, 2005**

    10.19      Form of Warrant                                                     Incorporated by reference from
                                                                                   the quarterly report on Form
                                                                                   10-QSB for the quarter ended
                                                                                   June 30, 2005, filed August 11,
                                                                                   2005.

   Exhibit
    Number*                            Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
  Item 10.     Material Contracts (continued)
---------------------------------------------------------------------------------- ---------------------------------
    10.20      Promissory Note to EnviroFresh, Inc. dated June 30, 2005            Incorporated by reference from
                                                                                   the quarterly report on Form
                                                                                   10-QSB for the quarter ended
                                                                                   June 30, 2005, filed August 11,
                                                                                   2005.

    10.21      Promissory Note to Merwin D. Rasmussen, PC, dated June 30, 2005     Incorporated by reference from
                                                                                   the quarterly report on Form
                                                                                   10-QSB for the quarter ended
                                                                                   June 30, 2005, filed August 11,
                                                                                   2005.

    10.22      Stock Purchase Agreement between Aradyme Corporation and Eagle      This filing.
               Rock Capital, LLC, dated December 12, 2005

    10.23      Registration Rights Agreement between Aradyme Corporation and       This filing.
               Eagle Rock Capital, LLC, dated December 12, 2005

    10.24      Form of Warrant To Be Issued Pursuant to Stock Purchase Agreement   This filing.
               between Aradyme Corporation and Eagle Rock Capital, LLC, dated
               December 12, 2005

    10.25      Executive Employment Agreement between Aradyme Corporation and      This filing.
               James R. Spencer, dated December 12, 2005**

    10.26      Executive Employment Agreement between Aradyme Corporation and      This filing.
               Scott A. Mayfield, dated December 12, 2005**

    10.27      Executive Employment Agreement between Aradyme Corporation and      This filing.
               Merwin D. Rasmussen, dated December 12, 2005**

    10.28      Conversion Agreement between Aradyme Corporation and Shan Lassig,   This filing.
               dated December 12, 2005

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

   Exhibit
    Number*                            Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
  Item 31.     Rule 13a-14(a)/15d-14(a) Certifications
---------------------------------------------------------------------------------- ---------------------------------
    31.01      Certification of Principal Executive Officer Pursuant to            This filing.
               Rule 13a-14

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

---------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 13 of Form 10-KSB.


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption "Independent Registered Public Accountants" is incorporated herein by reference.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARADYME CORPORATION

Date: January 12, 2006                       By /s/ Merwin D. Rasmussen
                                               ---------------------------------
                                               Merwin D. Rasmussen,
                                               Corporate Secretary

Date: January 12, 2006                       By /s/ James R. Spencer
                                               ---------------------------------
                                               James R. Spencer
                                               Its Principal Executive Officer

Date: January 12, 2006                       By /s/ Scott A. Mayfield
                                                --------------------------------
                                                Scott A. Mayfield
                                                Its Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 12, 2006                          /s/ James R. Spencer
                                                --------------------------------
                                                James R. Spencer, Chairman
                                                (Principal Executive Officer)

                                                /s/ Merwin D. Rasmussen
                                                --------------------------------
                                                Merwin D. Rasmussen, Director
                                                (Secretary)

                       ARADYME CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005





                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm................... F-2

Consolidated Balance Sheet................................................ F-3

Consolidated Statements of Operations..................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)................. F-6

Consolidated Statements of Cash Flows..................................... F-8

Notes to the Consolidated Financial Statements........................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Aradyme Corporation and Subsidiary
Orem, Utah


We have audited the accompanying consolidated balance sheet of Aradyme Corporation and Subsidiary (the Company) as of September 30, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aradyme Corporation and Subsidiary as of September 30, 2005 and the results of their consolidated operations and their cash flows for the years ended September 30, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
December 21, 2005

                                       ARADYME CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheet


                                                     ASSETS

                                                                                                 September 30,
                                                                                                      2005
                                                                                               -----------------
CURRENT ASSETS

   Cash                                                                                        $          84,485
   Accounts receivable, net of allowance                                                                 335,499
   Prepaid insurance                                                                                      68,288
                                                                                               -----------------

     Total Current Assets                                                                                488,272
                                                                                               -----------------

PROPERTY AND EQUIPMENT, NET (Notes 1g and 2)                                                             138,313
                                                                                               -----------------

OTHER ASSETS

   Prepaid license fees (Note 3b)                                                                         78,662
   Deposits                                                                                               21,580
                                                                                               -----------------

     Total Other Assets                                                                                  100,242
                                                                                               -----------------

     TOTAL ASSETS                                                                              $         726,827
                                                                                               =================


             The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                     Consolidated Balance Sheet (Continued)


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                 September 30,
                                                                                                      2005
                                                                                               -----------------
CURRENT LIABILITIES

   Accounts payable                                                                            $         134,147
   Accrued expenses                                                                                      347,940
   Notes payable - related party (Note 3a)                                                               100,794
   Notes payable (Note 4)                                                                                499,896
                                                                                               -----------------

     Total Current Liabilities                                                                         1,082,777
                                                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 1,000,000 shares authorized of $0.001
     par value, 0 shares issued and outstanding                                                                -
   Common stock: 50,000,000 shares authorized of $0.001
     par value, 25,229,546 shares issued and outstanding                                                  25,230
   Additional paid-in capital                                                                          6,209,794
   Accumulated deficit                                                                                (6,590,974)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                               (355,950)
                                                                                               ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $         726,827
                                                                                               =================

              The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Operations

                                                                            For the Years Ended September 30,
                                                                                    2005              2004
                                                                           ------------------  -----------------
REVENUES                                                                   $        1,130,016  $          57,480
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Wages and payroll taxes                                                          2,301,012            919,791
   Contract services                                                                  380,064            252,472
   Rent                                                                               117,784             48,422
   Depreciation and amortization                                                       39,402             58,480
   Other operating expenses                                                           362,136            531,637
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       3,200,398          1,810,802
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                               (2,070,382)        (1,753,322)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSE)

   Loss on sale of assets                                                             (39,893)                 -
   Interest expense                                                                  (222,407)           (47,309)
                                                                           ------------------  -----------------

     Total Other Expense                                                             (262,300)           (47,309)
                                                                           ------------------  -----------------

NET LOSS                                                                   $       (2,332,682) $      (1,800,631)
                                                                           ==================  =================

BASIC LOSS PER SHARE                                                       $            (0.10) $           (0.09)
                                                                           ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                24,438,337         19,967,377
                                                                           ==================  =================

              The accompanying notes are an integral part of these consolidated financial statements.

                                               ARADYME CORPORATION AND SUBSIDIARY
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                          Preferred Stock              Common Stock            Additional
                                     -----------------------  -----------------------------     Paid-In         Accumulated
                                        Shares      Amount         Shares         Amount        Capital           Deficit
                                     ----------   ----------  --------------  -------------  --------------    --------------
Balance, September 30, 2003              12,000   $       12      15,135,501  $      15,135  $    1,733,392    $   (2,457,661)

October 2003-December 2003,
  common stock issued for cash at
  $0.416 per share                            -            -         371,924            372         154,348                 -

December 2003 common stock
  issued for services at $0.50
  per share                                   -            -          35,000             35          16,590                 -

December 2003, stock option
  issued for services                         -            -               -              -          17,425                 -

December 2003 - April 2004, common
  stock issued for cash at $0.50 per
  share per share pursuant to a
  private placement memorandum                -            -       3,842,456          3,843       1,917,385                 -

Stock offering costs                          -            -               -              -         (27,500)                -

January 2004 - March 2004, common
  stock issued for conversion of
  debt at $0.14 per share pursuant
  to loan agreement                           -            -       3,112,973          3,113         432,703                 -

March 2004, common stock issued for
  conversion of debt at $0.416 per
  share pursuant to loan agreement            -            -         533,192            533         221,275                 -

June 2004, common stock issued for
  conversion of preferred shares        (12,000)         (12)        120,000            120            (108)                -

Net loss for the year ended
  September 30, 2004                          -            -               -              -               -        (1,800,631)
                                     ----------   ----------  --------------  -------------  --------------    --------------

Balance, September 30, 2004                   -   $        -      23,151,046  $      23,151  $    4,465,510    $   (4,258,292)
                                     ==========   ==========  ==============  =============  ==============    ==============


              The accompanying notes are an integral part of these consolidated financial statements.

                                               ARADYME CORPORATION AND SUBSIDIARY
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                          Preferred Stock              Common Stock            Additional
                                     -----------------------  -----------------------------     Paid-In         Accumulated
                                        Shares      Amount         Shares         Amount        Capital           Deficit
                                     ----------   ----------  --------------  -------------  --------------    --------------
Balance, September 30, 2004                   -   $        -      23,151,046  $      23,151  $    4,465,510    $   (4,258,292)

November 2004,
  common stock issued for services            -            -         270,000            270         172,530                 -

November 2004,
  common stock issued to lender               -            -          25,000             25          19,975                 -

November 2004,
  warrants issued to lender                   -            -                                        107,787                 -

December 2004 - March 2005,
  common stock issued for cash at
  $1.00 per share pursuant to a
  private placement memorandum                -            -         976,000            976         975,024                 -

June 2005,
  common stock issued for
  exercise of non qualified stock
  option at $0.416 per share                  -            -           7,500              8           3,112                 -

June 2005,
  common stock issued for cash at
  $0.50 per share                             -            -         800,000            800         399,200                 -

June 2005, warrants issued
  to lender                                   -            -               -              -          66,656                 -

Net loss for the year ended
  September 30, 2005                          -            -               -              -               -        (2,332,682)
                                     ----------   ----------  --------------  -------------  --------------    --------------

Balance, September 30, 2005                   -   $        -      25,229,546  $      25,230  $    6,209,794    $   (6,590,974)
                                     ==========   ==========  ==============  =============  ==============    ==============


              The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows

                                                                                            For the
                                                                                          Years Ended
                                                                                         September 30,
                                                                                   2005                2004
                                                                              ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $    (2,332,682)    $    (1,800,631)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                                                      39,402              58,480
     Common stock issued for services                                                  96,000              16,625
     Stock options issued for services                                                      -              17,425
     Common stock issued for line of credit                                            20,000                   -
     Warrants issued for line of credit and promissory note                           174,443                   -
     Loss on disposition of assets                                                     39,893                   -
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                                      (306,239)            (29,260)
     (Increase) in prepaids                                                           (46,371)           (101,580)
     (Increase)/decrease in deposits                                                  (16,620)                259
     Increase/(decrease) in accounts payable and
       accounts payable related party                                                 100,367             (79,821)
     Increase in interest payable                                                      18,190                   -
     Increase in accrued expenses                                                     252,118               4,395
                                                                              ---------------     ---------------

       Net Cash Used by Operating Activities                                       (1,961,499)         (1,914,108)
                                                                              ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets                                                         3,811                   -
   Purchase of fixed assets                                                          (132,206)            (26,118)
                                                                              ---------------     ---------------

       Net Cash Used by Investing Activities                                         (128,395)            (26,118)
                                                                              ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from related-party notes payable                                          300,000                   -
   Payments on related-party notes payable                                           (200,000)            (15,759)
   Proceeds from notes payable                                                        632,500             132,500
   Payments on notes payable                                                         (202,500)            (15,000)
   Common stock issued for cash                                                     1,379,120           2,075,948
   Stock offering costs                                                                     -             (27,500)
                                                                              ---------------     ---------------

       Net Cash Provided by Financing Activities                                    1,909,120           2,150,189
                                                                              ---------------     ---------------

NET (DECREASE) INCREASE IN CASH                                                     (180,774)             209,963

CASH AT BEGINNING OF PERIOD                                                           265,259              55,296
                                                                              ---------------     ---------------

CASH AT END OF PERIOD                                                         $        84,485     $       265,259
                                                                              ===============     ===============

CASH PAID FOR:

   Interest                                                                   $        22,043     $         4,925
   Income taxes                                                               $             -     $             -



              The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows (Continued)

                                                                                            For the
                                                                                          Years Ended
                                                                                         September 30,
                                                                                   2005                2004
                                                                              ---------------     ---------------
NON-CASH TRANSACTIONS:

   Common stock issued for services                                           $        96,000     $        16,625
   Common stock issued to lender for line of credit commitment                $        20,000     $             -
   Stock options issued for services                                          $             -     $        17,425
   Notes payable and accrued interest converted to
     common stock                                                             $             -     $       657,624
   Warrants issued for line of credit and promissory note                     $       174,443     $             -



              The accompanying notes are an integral part of these consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

Aradyme Development Corporation (the Company) was incorporated on February 13, 2001, under the laws of the state of Nevada under the name of Systems Research, Inc. On July 16, 2001, Systems Research, Inc. amended its Articles of Incorporation changing its name to Aradyme Development Corporation.

On March 31, 2003, the Company and Aradyme, a Delaware corporation formed in April 1994, completed a reorganization wherein Aradyme issued approximately 13.1 million shares of its common stock for the outstanding common stock of the Company. Immediately prior to the reorganization, Aradyme had approximately 1.5 million shares of common stock outstanding. The transaction was accounted for as a reverse acquisition. The Company is the continuing entity for accounting purposes and Aradyme is the continuing entity for legal purposes. All operations prior to March 31, 2003, are those of the Company.

The Company develops and markets proprietary database management systems, or DBMS, and related services. The Company is seeking to commercialize its core technology across multiple industries through strategic relationships with core integrators for voter registration, data distribution-migration-repurposing, customer relationship management, and enterprise resource planning applications. The Company believes its proprietary DBMS solution gives its customers improved access and control of their data at reduced risk of data corruption or inaccessibility as compared to other DBMS. The Company deemed that it exited the development stage effective September 30, 2004, because it is now generating revenue from its planned principal operations.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalent.

d. Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is not presented because it is equal to basic loss per share as a result of the antidilutive nature of stock equivalents. The Company has excluded 6,492,500 common stock equivalents at September 30, 2005.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

d. Basic Loss Per Share (Continued)

                                                     For the Years Ended
                                                         September 30,
                                                    2005              2004
                                               -------------    --------------
         Basic loss per share:

         Numerator - net loss                  $  (2,332,682)    $  (1,800,631)

         Denominator - weighted average
           number of shares outstanding           24,438,337        19,967,377
                                               -------------    --------------

         Loss per share                        $       (0.10)   $        (0.09)
                                               =============    ==============

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

f. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Net deferred tax assets consist of the following components as of September 30, 2005 and 2004:

                                                 2005                2004
                                             --------------     --------------
         Deferred tax assets:
         Net operating loss carryover        $    2,028,500     $    1,184,354
         Deferred tax liabilities:                        -                  -
         Depreciation                                (8,100)             7,846
         Valuation allowance                     (2,020,400)        (1,192,200)
                                             --------------     --------------
         Net deferred tax asset              $            -     $            -
                                             ==============     ==============

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2005 and 2004, due to the following:

                                                        2005          2004
                                                    ------------   ------------

         Book Income                                $   (909,746)  $   (702,246)
         Depreciation                                     (1,576)         6,954
         Unrealized Loss                                       -              -
         Other                                             1,755              -
         Accrued Liabilities/Related-Party Payables       30,102        (48,429)
         Stock for Services/Options Expense              143,224         13,240
         Valuation allowance                             736,241        730,481
                                                    ------------   ------------
                                                    $          -   $          -
                                                    ============   ============

At September 30, 2005, the Company had net operating loss carryforwards of approximately $5,200,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the September 30, 2005, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

g. Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the following useful lives:

         Office furniture                                   5-7 years
         Computer/office equipment                          3-5 years

h. Revenue Recognition

The Company is structured to generate revenue from any of four sources - the sale of data extraction, transformation, loading, integration and other related data services; the sale of custom programming services; the sale of its internally-developed software applications, and the licensing of its proprietary software.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

The Company recognizes revenue from data services based on fixed pricing as set forth in the customer contract. Most contracts include a definition of progress "milestones" or "phases" with corresponding revenue elements for each milestone or phase. The standard contract defines that, if the Company has met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable. Most contracts also provide for change orders that are necessitated by changes in scope or duties after the initial contract with a customer is signed. Revenue from data services was $1,130,016 in fiscal 2005, and $40,480 in fiscal 2004.

The Company recognizes revenue on custom programming and software applications upon shipment or delivery of goods to the customer and after all risks and rewards of ownership of the related products have passed to the buyer and collection is reasonably assured. Revenue from custom programming and software applications was $0 in fiscal 2005, and $15,000 in fiscal 2004.

The Company can have certain outstanding agreements for the use of its software product. These agreements could include a post-contract customer support element and when-and-if-available upgrades or revisions for which sufficient vendor specific objective evidence does not exist to allocate revenue to the various elements of the arrangement. As such, the Company would recognize the entire contract fee ratably over the term of the agreement in accordance with the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue from licensing and support was $0 in fiscal 2005, and $2,000 in fiscal 2004.

The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. There was $0 in deferred revenue at September 30, 2005.

i. Long-Lived Assets

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable per Statement of Financial Accounting Standards ("SFAS") No. 142. Any impairment in value is recognized as an expense in the period when the impairment occurs.

j. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4," which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions," which is effective for years beginning after June 15, 2005. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions," which is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. The adoption of this new accounting standard had no material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) amends SFAS No. 123, "Accounting for Stock-based Compensation," and Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an employee stock ownership plan or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations.

k. Stock Options

As permitted by FASB Statement No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and amended by SFAS No. 148, the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Stock Options (Continued)

The valuation of options and warrants granted to unrelated parties for services is measured as of the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached, or (2) the date the counterparty's performance is complete. Pursuant to the requirements of Emerging Issues Task Force ("EITF") 96-18, the options and warrants will continue to be revalued in situations in which they are granted prior to the completion of the performance.

l. Significant Customers

In fiscal 2005, three customers that each accounted for greater than 10% of the Company's total annual revenue, accounted for approximately 78% of total annual revenue. In fiscal 2004, two customers that each accounted for greater than 10% of the Company's total annual revenue, accounted for approximately 96% of total annual revenue.

NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      September 30,
                                                           2005
                                                    ----------------

         Equipment                                  $        159,463
         Furniture                                            34,480
         Accumulated depreciation                            (55,630)
                                                    ----------------
                                                    $        138,313
                                                    ================

Total depreciation expense for the years ended September 30, 2005 and 2004, was $39,402 and $58,480, respectively.

NOTE 3--RELATED-PARTY TRANSACTIONS

a. Related-Party Payables

Related-party transactions included loans from a director and from an affiliate of a director of the Company, with one loan outstanding on September 30, 2005, as indicated:
                                                               September 30,
                                                                   2005
                                                             ----------------
         $100,000 note payable to an affiliate of a
           director of the Company, due October 15,
           2005, with interest accruing at 10%, secured
           by the accounts receivable of the Company.           $   100,794
                                                                ===========

Accrued interest paid in 2005 to related parties through cash payment was $2,712.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 3--RELATED-PARTY TRANSACTIONS (Continued)

b. Software License Agreement

The Company entered into a Software License Agreement for the rights to the software and related intellectual property on which its proprietary Aradyme Database Management System is based, with two of the founders of the Company, who were also principal stockholders when the license was originally agreed to. In May 2004, the Company exercised its right to purchase the software upon expiration of the agreement for one dollar. The Company remains obligated to pay a fee equal to ten percent (10%) of all license fees collected by the Company for each license sold, distributed, or otherwise disposed of externally. The license fee shall be paid until a total of $2,000,000 has been paid to the individuals. The prepaid balance of $78,662 as of September 30, 2005, results from cumulative payments of $84,000 paid through September 30, 2005, offset by $5,338 earned and expensed.

NOTE 4--NOTES PAYABLE

Notes payable consisted of the following at September 30, 2005:

         $52,500 note payable to an insurance premium
         financing company, interest accrued at 9.95% per
         annum, unsecured, paid in 9 equal installments
         through May 30, 2006.                                     $     52,500

         $150,000 note payable to a stockholder of the
         Company, interest accrued at 7.0% per annum,
         unsecured, due on October 31, 2005.                            152,647

         $200,000 note payable to a stockholder of the Company
         under a line of credit agreement, interest accrued at
         15.0% per annum, unsecured, due on November 15, 2005.
         Subject to certain conditions, noteholder may convert
         the principal and interest into common stock at $0.80
         per share, or in the event of the Company's inability
         to repay, the Company may convert the principal and
         interest into common stock at the average closing
         price for 20 days preceding the due date of the note.          214,749

         $80,000 note payable to a stockholder of the Company,
         interest accrued at 8.0% per annum, unsecured, due
         November 30, 2005.                                              80,000
                                                                   ------------
             Total Notes Payable (Current)                         $    499,896
                                                                   ============

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 5--COMMITMENTS AND CONTINGENCIES

a. Office Space

In December 2004, the Company entered into a 65-month lease for office space in a technology park in Orem, Utah. The lease calls for initial monthly payments of $11,667, and includes provisions that allow five free months of rent in the first year of the lease. Rent expense has been adjusted to amortize the effect of free rent over the term of the lease, resulting in additional rent expense recognized in 2005 of approximately $39,000. The lease includes escalation provisions that increase the basic rent by $0.50 per square foot every 13 months, and a right of first refusal for the Company to lease additional space on the same terms.

The total minimum lease payments due under this noncancellable lease are as follows:

          2005                             $      81,667
          2006                                   200,511
          2007                                   241,426
          2008                                   248,844
          2009                                   256,263
          2010                                   107,900
                                           -------------
         Total                             $   1,136,611
                                           =============
b. Employment Agreements

In February 2005, the Company executed employment agreements with its executive officers, providing them termination benefits in the event they are terminated other than for cause. In December 2005, one of these employment agreements was cancelled, corresponding to the resignation of the officer, the other three were replaced with restructured agreements.

NOTE 6--EQUITY TRANSACTIONS

a. Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, with a par value $0.001 per share, with rights, privileges and preferences to be designated by the board of directors. No shares of preferred stock are issued and outstanding.

b. Common Stock

From October through December 2003, the Company issued 371,924 shares of restricted common stock for cash of $154,718, or $0.416 per share, and warrants exercisable for 240,384 shares of common stock at $1.00 per share.

In December 2003, the Company issued 35,000 shares of restricted common stock for services valued at $17,025, or $0.50 per share.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 6--EQUITY TRANSACTIONS (Continued)

b. Common Stock (Continued)

From December 2003 through April 2004, the Company issued 3,842,456 shares of restricted common stock for cash of $1,921,228, or $0.50 per share.

From January 2004 through March 2004, the Company issued 3,112,973 shares of restricted common stock for conversion of debt owed to officers of the Company and an affiliate of an officer of the Company. The total of $435,816 principal and accrued interest owed by the Company was converted to common stock at $0.14 per share, in accordance with the terms of the convertible notes.

In March 2004, a lender converted $221,808 of debt and accrued interest into 533,192 shares of restricted common stock, or $0.416 per share, in accordance with the terms of a convertible note.

In June 2004, holders of 12,000 preferred shares outstanding converted their preferred shares to 120,000 common shares, in accordance with the conversion provisions of the preferred stock.

In November 2004, the Company issued a total of 270,000 shares of common stock as payment to two consultants who provided services to the Company. These shares were valued at $0.64 per share, the market price on the date of the awards.

In November 2004, as consideration for granting the line of credit referenced in
Note 4, the Company issued 25,000 shares of restricted common stock to a private lender. These shares were valued at $20,000, or $0.80 per share, which was the market price on the day the parties agreed to the terms of the line of credit.

In December 2004 through March 2005, the Company issued 976,000 shares of restricted common stock for cash of $976,000, or $1.00 per share, to private investors in a private placement. The selling price was determined and approved by the board directors.

In June 2005, the Company issued 7,500 shares of restricted common stock upon the exercise of a non-qualified stock option for cash of $3,120, or $0.416 per share.

In June 2005, the Company issued 800,000 shares of restricted common stock for cash of $400,000, or $0.50 per share, to private investors, all of whom were existing stockholders. The selling price was determined and approved by the board directors.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 6--EQUITY TRANSACTIONS (Continued)

c. Stock Options (Continued)

In September 2004, the Company adopted the 2004 Long-Term Incentive Plan for employees, directors, and consultants. Options granted under the plan may be incentive stock options or nonstatutory stock options as determined by the board of directors or any of its committees at the time of grant. Stock purchase rights may also be granted under the plan. The maximum aggregate number of shares on which options may be granted is 3,000,000. The plan has a term of 10 years unless terminated earlier. The term of each option and exercise price shall be stated in the option agreement. No options were granted in fiscal 2004 under this plan. (See Note 8 - Subsequent Events.)

The Company estimates the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. Had compensation cost for the issuance of the options been determined based on the fair value at the grant dates consistent with the method of FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     September 30,
                                                  2005             2004
                                            --------------- ---------------
         Net loss as reported               $   (2,332,682) $   (1,800,631)
         Pro forma                              (3,133,146)     (1,800,631)
         Basic loss per share as reported   $        (0.10) $        (0.09)
         Pro forma                                   (0.13)          (0.09)

A summary of the status of the Company's stock options and warrants as of September 30, 2005 and 2004, and changes during the years ending on those dates, is presented below:

                                                                 2005                          2004
                                                     -----------------------------  ----------------------------
                                                                       Weighted                       Weighted
                                                                       Average                        Average
                                                                       Exercise                       Exercise
                                                          Shares        Price            Shares        Price
                                                     -------------   -------------  -------------  -------------
         Outstanding, beginning of year                  4,695,384       $0.45          4,305,000       $0.42
              Granted                                    4,210,000        0.66            390,384        0.81
              Canceled                                    (372,384)       0.92                  -        -
              Exercised                                     (7,500)       0.42                  -        -
                                                         ---------                      ---------

         Outstanding, end of year                        8,525,500       $0.54          4,695,384       $0.45
                                                         =========                      =========

         Exercisable, end of year                        6,492,500       $0.52          4,142,884       $0.46
                                                         =========                      =========

         Weighted average fair value of options
         and warrants granted during the year                            $0.56                          $0.47

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 6--EQUITY TRANSACTIONS (Continued)

c. Stock Options (Continued)

                                                  Outstanding                           Exercisable
                                  ----------------------------------------- ------------------------------
                                                    Weighted                    Weighted
                                     Number        Remaining      Average        Number          Average
                                   Outstanding    Contractual    Exercise      Exercisable       Exercise
  Exercise Price                   at 9/30/05         Life         Price        at 9/30/05         Price
  --------------                   ----------     -----------    --------      -----------       --------
  Stock Options -  $   0.42        3,965,000          5.51        $0.42         3,748,750          $0.42
                   $   0.48          712,000          9.89         0.48                 -             -
                   $   0.50          475,000          2.40         0.50           400,000           0.50
                   $   0.64        2,025,000          9.10         0.64         1,218,750           0.64
                   $   0.80          248,500          9.60         0.80            25,000           0.80
                                   ---------                                    ---------
  Total Outstanding Options        7,425,500          6.85        $0.50         5,392,500          $0.48
                                   =========                                    =========

  Warrants  -      $   0.75          900,000          2.75        $0.75           900,000          $0.75
                   $   0.80          200,000          1.12         0.80           200,000           0.80
                                   ---------                                    ---------
  Total Outstanding Warrants       1,100,000          2.45        $0.76         1,100,000          $0.76
                                   =========                                    =========

  Total Outstanding Options
       and Warrants                8,525,000          6.28        $0.54         6,492,500          $0.52
                                   =========                                    =========

NOTE 7--GOING CONCERN

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has been successful negotiating contracts that are expected to increase revenue significantly, and is in the process of negotiating additional contracts, and plans to raise at least $3,000,000 through private placement of its preferred and/or common stock to sustain operations until revenues are sufficient to cover costs.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 7--GOING CONCERN (Continued)

In December 2005, the Company executed an agreement to secure at least $1.0 million dollars in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Additional funds may be provided through the exercise of warrants granted under the agreement. Even if the balance of $2.0 million is funded by March 2007 under the agreement, the Company also anticipates that it may require additional capital in the future to meet its ongoing cash requirements until it is able to generate sufficient revenues from the commercialization of its technology and delivery of its services to fund its anticipated operations and expansion. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8--SUBSEQUENT EVENTS

a. Common Stock

In December 2005, the Company signed a stock purchase agreement with an investor that is an affiliate of an officer of the Company. Under this agreement, the Company agreed to sell to the investor, in a series of tranches over the succeeding 15 months, up to 15,000,000 shares of common stock at $0.20 per share and warrants, with exercise prices escalating from $0.50 per share to $1.00 per share, to purchase up to an additional 15,000,000 shares of common stock. If all the tranches are fully funded, the Company will receive $3,000,000 without regard to any additional amounts that would be received if any of the warrants are exercised. In the initial tranche, funded on the execution of the agreement, the investor paid $1,000,000 for 5,000,000 shares of restricted common stock, and warrants to purchase an additional 5,000,000 shares of common stock at an exercise price of $0.50 per share. The Company is required to file a registration statement registering the resale of shares purchased by this investor, additional shares that may be purchased by this investor, and shares that may be issuable upon the exercise of warrants acquired under this stock purchase agreement.

In December 2005, the Company issued 500,000 shares of common stock upon the conversion of $200,000 convertible debt advanced to the Company under the line of credit agreement at a conversion price of $0.40 per share, as approved by the board of directors. The line of credit agreement and convertible promissory note provided that if the Company was unable to repay the obligation when due, the Company has the right to convert the principal to common stock based on a 20-day average closing price of the Company common stock preceding the due date of the note. A cash payment was made to the lender to pay total interest accrued on this debt. (See Note 4 - Notes Payable.)

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2005 and 2004
                        Consolidated Financial Statements


NOTE 8--SUBSEQUENT EVENTS (Continued)

b. Warrants

In December 2005, the Company signed a stock purchase agreement with an investor that is an affiliate of an officer of the Company. Under this agreement, the Company agreed to sell to the investor, in a series of tranches over the succeeding 15 months, up to 15,000,000 shares of common stock at $0.20 per share and warrants, with exercise prices escalating from $0.50 per share to $1.00 per share, to purchase up to an additional 15,000,000 shares of common stock. All of the warrants expire on December 12, 2010. In the initial tranche, funded on the execution of the agreement, the investor paid $1,000,000 for 5,000,000 shares of restricted common stock, and warrants to purchase an additional 5,000,000 shares of common stock at an exercise price of $0.50 per share. The stock purchase agreement provides that the number of warrants issuable on any of the future funding tranches will be increased or decreased if actual funding of the tranches is accelerated or delayed, respectively. The Company is required to file a registration statement registering the shares that may be issuable upon the exercise of warrants acquired under this stock purchase agreement.

c. Employment Agreements

As a condition of the stock purchase agreement signed in December 2005, the Company was required to restructure employment agreements with its executive officers to make them "at will" employees, subject to six months' termination benefits if they are terminated other than for cause.