Form 10KSB/A
period 2005-09-30
ARADYME CORP
filed 2006-01-30
CIK 1123580

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

                                  801-705-5000
                            -------------------------
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

                                TABLE OF CONTENTS

 Item                              Description                              Page

                                    Part III
Item 9    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............   1
Item 10   Executive Compensation...........................................   3
Item 11   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters................................   5
Item 12   Certain Relationships and Related Transactions...................   6
Item 13   Exhibits.........................................................   8
Item 14   Principal Accountant Fees and Services...........................  13
          Signatures.......................................................  13

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         The following sets forth the name, age, term of directorship, and principal business experience of each of our executive officers and directors.

                                       Year
                                --------------------
                                Director  Term                      Business Experience During Past
          Name            Age     Since    Expires                 Five Years and Other Information
---------------------------------------------------- --------------------------------------------------------------
Directors
---------
James R. Spencer           41     2003      2006     Mr. Spencer became our chief  executive  officer on March 31,
                                                     2003,  as  a  result  of  our  reorganization   with  Aradyme
                                                     Development  Corporation,  and president in January 2006. Mr.
                                                     Spencer  became  chairman  of  our  board  in May  2003.  Mr.
                                                     Spencer  served  as  chief   executive   officer  of  Aradyme
                                                     Development  Corporation  from  September  2001 through March
                                                     31, 2003,  and was also a director from February 2001 through
                                                     March 31,    2003.   Before   joining   Aradyme   Development
                                                     Corporation,  Mr. Spencer was a founder,  senior partner, and president at Tanner  Spencer  Group,  Orem,  Utah,  from June
                                                     1997 through June 2001,  where he  directed,  consulted,  and
                                                     executed  marketing  and  general  business   strategies  and
                                                     tactics for both  private  and  publicly-held  companies  and their  products.  He has also served in management  positions for  SoftSolutions,  Inc.,  Orem,  Utah, from 1989-1993,  and
                                                     Novell,  Inc., Provo,  Utah, from 1993-1997.  He received his
                                                     B.S. in  Business  Finance  from  Brigham  Young  University,
                                                     Provo, Utah.

Merwin D. Rasmussen        52     2003      2006     Mr. Rasmussen became our corporate secretary and a director on
                                                     March 31, 2003, as a result of its reorganization with Aradyme
                                                     Development  Corporation.  Mr.  Rasmussen  served  as  Aradyme
                                                     Development  Corporation's  corporate secretary and a director from February 2001 through March 31, 2003. Mr.  Rasmussen also has been an independent  contract  anesthetist  since 1982 and
                                                     Chief  Obstetrical  Department  Anesthetist  at Pioneer Valley
                                                     Hospital,  West Valley City, Utah, since 1986. Mr. Rasmussen's anesthesia  practice is conducted through Merwin D. Rasmussen,
                                                     P.C., of which he is the president and only stockholder.  From
                                                     June 1995 to the present,  Mr. Rasmussen has been an owner and

                                       Year
                                --------------------
                                Director  Term                      Business Experience During Past
          Name            Age     Since    Expires                 Five Years and Other Information
---------------------------------------------------- --------------------------------------------------------------
                                                     director of  EnviroFresh,  Inc., a finance  company located in
                                                     Salt Lake City, Utah. Mr. Rasmussen has conducted  business as
                                                     Eagle Rock Funding,  Salt Lake City,  Utah, a mortgage finance company, since July 1999.  Additionally,  in December 2003, he organized MVP Properties,  LLC, which in November 2005 changed its name to Eagle Rock Capital, LLC, an equity investment fund with an  investment  contract  with us.  See Item 12.  Certain
                                                     Relationships and Related Transactions.  Mr. Rasmussen was the
                                                     manager/director  of Synergy  Limited,  LLC,  which  owned and operated Gold's Gym, a fitness  franchise in West Valley City,
                                                     Utah,  from June 2001 through  December  2003.  Mr.  Rasmussen received  a degree  in  anesthesia  in 1980  from  Minneapolis
                                                     School of Anesthesia, Minneapolis, Minnesota.

Executive Officer
-----------------
Scott A. Mayfield          50      --        --      Mr. Mayfield  became our chief  financial  officer on July 8,
                                                     2004.  Mr.  Mayfield has an extensive  background  in finance with  over  25  years  of  experience  in  the  manufacturing
                                                     industry.   He  has  worked  for  both   private  and  public
                                                     corporations  of all sizes  holding a  variety  of  positions from controller to chief financial  officer.  He has actively participated  in a number of highly  successful  mergers  and
                                                     acquisitions,   public  and  private  offerings,   and  other
                                                     critical   negotiations.   During  the  past  15  years,  Mr.
                                                     Mayfield has worked in the high-tech  medical device industry for companies such as CR Bard, Murray Hill, New Jersey,  from
                                                     1988 to 1992,  InnerDyne,  Inc.,  Salt Lake City, Utah (now a
                                                     division  of U.S.  Surgical),  from  1992 to  1998,  and most recently as vice president finance and  administration  for a division of Boston Scientific  Corporation in Salt Lake City,
                                                     Utah, from 1998 to 2004. Mr.  Mayfield is a certified  public accountant  with a B.S. in Finance  and an M.B.A.  in Finance and Management  from the University of Utah,  Salt Lake City,
                                                     Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons that own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended September 30, 2005, no person that, at any time during the most recent fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act, failed to file, on a timely basis, reports required by Section

16(a) of the Exchange Act, except as follows: Merwin D. Rasmussen filed a report on Form 4 for the acquisition of 5,000,000 shares of our common stock on January 27, 2006, that was due on December 12, 2005, and Lynn Rob Ledbetter has failed to file the initial report on Form 3 that was due upon his becoming a 10% stockholder.

Code of Ethics

         We have adopted a code of ethics that applies to all of our employees, including our executive officers. A copy of the code of ethics was included as
Exhibit 14.01 of Form 10-KSB/A for the year ended September 30, 2003, filed on January 30, 2004.


                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, for the last three fiscal years, the annual and long-term compensation earned by, awarded to, or paid to any person who was our chief executive officer during the preceding fiscal year and each of our other highest compensated executive officers earning more than $100,000 during the last fiscal year (the "Named Executive Officers"):

                                                                                Long-term Compensation
                                                                              -----------------------------
                                                 Annual Compensation                Awards         Payouts
                                         ------------------------------------ -------------------- --------
              (a)                 (b)        (c)         (d)         (e)        (f)        (g)       (h)      (i)
                                                                                        Securities
                                                                      Other               Under-
                                                                      Annual Restricted   lying           All Other
                               Year                                  Compen-   Stock     Options    LTIP    Compen-
      Name and Principal       Ended        Salary                    sation  Award(s)    SARs    Payouts   sation
           Position            Sept. 30      ($)           Bonus ($)     ($)    ($)     (no.)(1)     ($)      ($)
 --------------------------------------------------------------------------------------------------------------------
 James R. Spencer                2005      $180,000(2)         --         --     --      450,000     --         346
   Chief Executive Officer       2004       165,000            --         --     --        --        --          --
                                 2003       107,500            --         --     --      700,000     --          --

 Kirk L. Tanner                  2005      $180,000(3)         --         --     --      350,000     --         346
   President(4)                  2004       165,000            --         --     --        --        --          --
                                 2003       107,500            --         --     --      700,000     --          --

 Scott A. Mayfield               2005      $120,000((5))       --         --     --      500,000     --         230
   Chief Financial Officer       2004        20,000            --         --     --        --        --          --
   President                     2003            --            --         --     --      700,000     --          --

--------------------
(1)  Options granted pursuant to 2003 and 2004 Long-term Incentive Plans.
(2) Includes $7,500 paid in fiscal year 2005 that was accrued in fiscal year 2004, $172,500 that was paid in fiscal year 2005 for current salary, and $7,500 that was accrued but unpaid in fiscal year 2005.
(3) Includes $7,500 paid in fiscal year 2005 that was accrued in fiscal year 2004, $172,500 that was paid in fiscal year 2005 for current salary, and $7,500 that was accrued but unpaid in fiscal year 2005.
(4)  Resigned effective December 2005.
(5) Includes $5,000 paid in fiscal year 2005 that was accrued in fiscal year 2004, $115,000 that was paid in fiscal year 2005 for current salary, and $5,000 that was accrued but unpaid in fiscal year 2005.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to our Named Executive Officers:

                                                Individual Grants
-----------------------------------------------------------------------------------------------------------------
      (a)                                (b)                  (c)              (d)                   (e)
                                        Number of          Percent of
                                       Securities        Total Options/
                                       Underlying         SARs Granted      Exercise or
                                      Options/SARs        to Employees      Base Price           Expiration
     Name                              Granted (#)       in Fiscal Year      ($/share)              Date
---------------------------------  ------------------  -----------------  --------------  -----------------------
James R. Spencer                      450,000(1)             14.5%            $0.64           November 2014
Kirk L. Tanner                        350,000(1)             11.3%            $0.64           November 2014
Scott A. Mayfield                     500,000(2)             16.1%            $0.64           November 2014
--------------------

(1)  These options were all immediately vested.
(2) These options vest 25% upon the date of grant, with an additional 25% vesting each year on the anniversary of the date of grant, until fully vested.

Aggregate Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR
Values

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the Named Executive Officers and the fiscal year-end values of unexercised options and SARs:

        (a)                       (b)            (c)                   (d)                              (e)
                                                                     Number of
                                                                     Securities               Value of Unexercised
                                Shares                          Underlying Unexercised            In-the-Money
                               Acquired                         Options/SARs at Fiscal            Options/SARs
                                  on                                Year-End (#)            at Fiscal Year-End ($)
                               Exercise     Value Realized          Exercisable/                   Exercisable/
       Name                       (#)            ($)              Unexercisable(1)               Unexercisable(2)
------------------------------ ----------- ---------------- -------------------------------- -----------------------
James R. Spencer                   --            --                  1,150,000/--                   $9,800/--
Kirk L. Tanner                     --            --                  1,050,000/--                   $9,800/--
Scott A. Mayfield                  --            --                 125,000/375,000                   $0/$0

Directors' Compensation

         Our three directors, who were also executive officers, did not receive any additional compensation for their services as directors during the fiscal year ended September 30, 2005, as noted above. We do not pay any separate fee to members of our board of directors for their services as a director, but we do reimburse normal business expenses incurred on our behalf.

Equity Compensation Plans

         Information about our equity compensation plans as of the end of our most recent fiscal year is set forth as follows:

                                                                                             Number of securities
                                                                                             available for future
                                Number of securities to be    Weighted average exercise      issuance under equity
                                  issued upon exercise of       prices of outstanding         compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
                                            (a)                          (b)                          (c)
Equity compensation plans
  approved by security
  holders....................               --                            --                           --
Equity compensation plans not
  approved by security
  holders....................           7,425,500                       $0.501                       46,000
                                        ---------                                                    ------
      Total..................           7,425,500                       $0.501                       46,000
                                        =========                                                    ======

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information respecting beneficial ownership of our common stock as of January 27, 2006, to the extent known to us, of each of our executive officers and directors, each person known to us to be the beneficial owner of more than 5% of the outstanding shares of any class of our stock, and all directors and officers as a group:

 Name and Address of Person or Group              Nature of Ownership                 Amount       Percent(1)
 -----------------------------------              -------------------                 ------       ----------
Principal Stockholders:
  Merwin D. Rasmussen                            Common Stock(2)                     8,274,515        26.9%
  5722 South 1300 West                           Options and Warrants                6,950,000        18.4
  Salt Lake City, UT  84123                                                        -----------
                                                                                    15,224,515        33.1

  Lynn Rob Ledbetter                             Common stock                        3,664,218        11.9
  4441 North Bedford Drive
  Provo, UT 84604

  Leonard Cooke                                  Common stock                        1,606,000         5.2
  Post Office Box 1394                           Options                               162,500         0.5
  St. George, UT  84770                                                            -----------
                                                                                     1,768,500         5.4

  James R. Spencer                               Common stock                        1,383,979         4.5
  558 West 1300 North                            Options                             1,150,000         3.6
  Orem, UT  84057                                                                  -----------
                                                                                     2,533,979         7.6

  Kirk L. Tanner                                 Common stock                        1,381,979         4.5
  916 East 25 South                              Options                             1,050,000         3.3
  Linden, UT  84042                                                                -----------
                                                                                     2,431,979         7.3

 Name and Address of Person or Group              Nature of Ownership                 Amount       Percent(1)
 -----------------------------------              -------------------                 ------       ----------
Directors:
  James R. Spencer............................                 ----------See above----------
  Merwin D. Rasmussen.........................                 ----------See above----------

Executive Officers:
  James R. Spencer............................                 ----------See above----------
  Merwin D. Rasmussen.........................                 ----------See above----------
  Scott A. Mayfield                              Common stock                         120,800          0.4
  1255 N. Research Way                           Options                              250,000          0.8
  Orem, UT  84097                                                                  ----------
                                                                                      370,800          2.0

 All  Executive  Officers  and  Directors as a
   Group (3 persons):.........................   Common stock(2)                     9,779,294        31.8%
                                                 Options                             8,350,000        21.4
                                                                                   -----------
                                                 Total                              18,129,294        37.1%
                                                                                   ===========
---------------------

(1) Calculations of percentages of ownership for each person or group assume the exercise of options held by that person or group to which the percentage relates.
(2) 5,000,000 shares of common stock and 5,000,000 warrants in these totals are owned by Eagle Rock Capital, LLC, of which Mr. Rasmussen is President and Chief Executive Officer; and 2,299,515 shares of common stock in this total are owned by Enviro Fresh, Inc., of which Mr. Rasmussen is president and sole stockholder.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

Loans

         On June 30, 2005, we borrowed $100,000 from one of our directors, Merwin D. Rasmussen, and $100,000 from an affiliate of Mr. Rasmussen. The balances of both loans, with accrued interest, were subsequently paid off in July 2005. Both loans were due on August 15, 2005, bore interest at the rate of 10% per annum, and were secured by our accounts receivable.

         On September 1, 2005, we borrowed $100,000 from an affiliate of Mr. Rasmussen. The balance of the loan, with accrued interest, was due on October 15, 2005, bore interest at the rate of 10% per annum, and was secured by our accounts receivable. The maturity date was subsequently extended to November 15, 2005. On December 12, 2005, as part of a Stock Purchase Agreement with Eagle Rock Capital, LLC, which is another affiliate of Mr. Rasmussen, we agreed to allow this loan to be converted to common stock, at the lender's discretion, although that verbal agreement has not yet been documented.

         On November 16, 2005 and December 5, 2005, we borrowed $250,000 and $120,000, respectively, from an affiliate of Mr. Rasmussen. The balances of the loans, with accrued interest, were due upon the closing of a contemplated purchase of common stock by Eagle Rock Capital, LLC, which is also an affiliate of Mr. Rasmussen, bore interest at the rate of 8% per annum, and were secured by our accounts receivable. The balances of both loans, with accrued interest, were subsequently paid off in December 2005, upon closing of a purchase of common stock by Eagle Rock Capital, LLC.

Common Stock

         On December 12, 2005, we agreed to issue up to 15,000,000 shares of common stock and warrants to purchase an additional 15,000,000 shares of common stock (subject to certain adjustments) in a series of tranches to Eagle Rock Capital, LLC, which is an affiliate of Mr. Rasmussen. In the initial tranche, Eagle Rock paid us $1,000,000 for 5,000,000 shares of common stock and warrants to purchase an additional 5,000,000 shares of common stock at an exercise price of $0.50 per share. In succeeding tranches, the investor may purchase up to an additional 10,000,000 shares of common stock at $0.20 per share and warrants to purchase up to an additional 10,000,000 shares of common stock with exercise prices escalating from $0.75 per share to $1.00 per share. On the date of the agreement, the closing sales price of our common stock was $0.37 per share.

         The agreement obligates us to file a registration statement with the Securities and Exchange Commission on or before February 10, 2006, registering the resale of both the shares of common stock and the shares of common stock issuable upon the exercise of the warrants acquired under the agreement, and any other shares of our common stock held by the Eagle Rock or its affiliates, including Mr. Rasmussen, as of the agreement date.

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

Modification and Documentation of Obligations

         Effective September 29, 2003, we entered into a Modification and Documentation of Obligations agreement with Merwin D. Rasmussen, an officer, director, and principal stockholder. Under that agreement, we granted to Rasmussen's affiliate, EnviroFresh, Inc., the right, exercisable at any time between December 1, 2003, and five days after payment in full of the amount due on a $200,000 line of credit advanced by EnviroFresh, Inc., to convert all or any part of the principal of and interest on the line of credit to common stock at a conversion price of $0.14 per share, which was the market price for the common stock on September 29, 2003. In addition, provided that EnviroFresh, Inc. convert all of the line of credit to common stock at any time on or before May 1, 2007, and return to us Rasmussen's option to purchase 1,000,000 shares of common stock at $0.416 per share or the option shares issued on the exercise thereof, we would grant to Rasmussen the nonexclusive, royalty-free right to use all of the then-existing, current versions of the source code, all then-current versions of all the derivative works, and all then-current intellectual properties for his own use and benefit and without the participation in us. In January 2004, EnviroFresh, Inc. converted all $242,400 of principal and accrued interest into 1,731,429 shares of common stock at the agreed conversion price.

         Further, we had also issued to EnviroFresh, Inc. a promissory note in the principal amount of $75,000, bearing interest at 8% per annum (15% per annum after default), to document aggregate cash advances by EnviroFresh, Inc. to us of $75,000. EnviroFresh, Inc. was entitled to convert all or any part of the principal of and interest on the $75,000 promissory note as of the conversion date to common stock at a conversion price of $0.14 per share, which was the market price for the common stock on September 30, 2003, and in March 2004, EnviroFresh, Inc. converted $79,532 in principal and accrued interest into 568,086 shares of common stock at the agreed conversion price.

Tanner Spencer Group

         In August 2001, we acquired certain assets from the Tanner Spencer Group, which was then owned by our officers and directors, Kirk L. Tanner and James R. Spencer, under an asset purchase agreement. Because of our ongoing shortages of working capital and cash, effective September 30, 2003, we determined to provide to the Tanner Spencer Group the right to convert the amount due and owing on such obligation to common stock at $0.14 per share, the trading price for our common stock at the date such conversion right was granted. The Tanner Spencer Group exercised that right and converted $113,884 in principal and accrued interest into 813,458 shares of common stock at the agreed conversion price in March 2004.

Lighthouse Real Estate

         In March 2004, we repaid $221,808 in principal and accrued interest by issuing 533,192 shares of common stock to Lighthouse Real Estate, Inc., an affiliate of Lynn Rob Ledbetter, a principal stockholder of ours. Under the terms of our agreement with Lighthouse, the loan was convertible into common stock at $0.416 per share.


                                ITEM 13. EXHIBITS

   Exhibit*
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
   Item 2.     Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation
               or Succession
---------------------------------------------------------------------------------- ---------------------------------
    2.01       Reorganization Agreement between Albion Aviation, Inc. and          Incorporated by reference from
               Aradyme Development Corporation dated February 7, 2003              the current report on Form 8-K
                                                                                   dated March 31, 2003, filed
                                                                                   April 8, 2003.

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

   Exhibit*
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
   Item 3.     Articles of Incorporation and Bylaws (continued)
---------------------------------------------------------------------------------- ---------------------------------
    3.02       Certificate of Amendment to Certificate of Incorporation of         Incorporated by reference from
               Albion Ventures, Inc. (changing name to Albion Aviation, Inc.)      the registration statement on
               dated May 16, 2000                                                  Form S-1 filed September 26,
                                                                                   2000 (file no. 333-46672).

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

   Item 4.     Instruments Defining the Rights of Security Holders, Including
               Indentures
---------------------------------------------------------------------------------- ---------------------------------
    4.01       Specimen stock certificate                                          Incorporated by reference from
                                                                                   the annual report on Form
                                                                                   10-KSB for the year ended
                                                                                   September 30, 2004, filed
                                                                                   January 13, 2005.

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

  Item 10.     Material Contracts
---------------------------------------------------------------------------------- ---------------------------------
    10.03      Software License Agreement between Dan Faust and Systems            Incorporated by reference from
               Research, Inc. dated April 28, 2001                                 the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2003, filed January 14, 2004.


    10.05      Form of Convertible Promissory Note with schedule                   Incorporated by reference from
                                                                                   the annual report on Form
                                                                                   10-KSB for the year ended
                                                                                   September 30, 2003, filed
                                                                                   January 14, 2004.

    10.06      Modification and Documentation of Obligations                       Incorporated by reference from
               effective September 29, 2003                                        the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2003, filed January 14, 2004.

   Exhibit*
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
  Item 10.     Material Contracts (continued)
---------------------------------------------------------------------------------- ---------------------------------
    10.07      2003 Long-Term Incentive Plan**                                     Incorporated by reference from
                                                                                   the annual report on Form 10-KSB for the
                                                                                   year ended September 30, 2003, filed January
                                                                                   14, 2004.

    10.08      Conversion letter regarding obligation due the Tanner Spencer       Incorporated by reference from
               Group dated September 30, 2003                                      the annual report on Form
                                                                                   10-KSB/A for the year ended September 30,
                                                                                   2003, filed January 30, 2004.

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

    10.10      2004 Long-Term Incentive Plan**                                     Incorporated by reference from
                                                                                   the annual report on Form 10-KSB for the
                                                                                   year ended September 30, 2004, filed January
                                                                                   13, 2005.

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

    10.12      Form of Convertible Note                                            Incorporated by reference from
                                                                                   the current report on Form 8-K
                                                                                   dated January 3, 2005, filed
                                                                                   January 5, 2005.

    10.14      Executive Employment Agreement between Aradyme Corporation and      Incorporated by reference from
               Kirk Tanner dated February 11, 2005**                               the annual report on Form
                                                                                   10-KSB/A for the year ended
                                                                                   September 30, 2004, filed
                                                                                   February 14, 2005.

    10.18      Agreement and Release between Aradyme Corporation and Kirk Tanner   Incorporated by reference from
               dated November 15, 2005**                                           the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2005, filed January 13, 2006.

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

   Exhibit*
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
  Item 10.     Material Contracts (continued)
---------------------------------------------------------------------------------- ---------------------------------
    10.20      Promissory Note to EnviroFresh, Inc. dated June 30, 2005            Incorporated by reference from
                                                                                   the quarterly report on Form 10-QSB
                                                                                   for the quarter ended June 30, 2005,
                                                                                   filed August 11, 2005.

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

    10.22      Stock Purchase Agreement between Aradyme Corporation and Eagle      Incorporated by reference from
               Rock Capital, LLC, dated December 12, 2005                          the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2005, filed January 13, 2006.

    10.23      Registration Rights Agreement between Aradyme Corporation and       Incorporated by reference from
               Eagle Rock Capital, LLC, dated December 12, 2005                    the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2005, filed January 13, 2006.

    10.24      Form of Warrant To Be Issued Pursuant to Stock Purchase Agreement   Incorporated by reference from
               between Aradyme Corporation and Eagle Rock Capital, LLC, dated      the annual report on Form
               December 12, 2005 1                                                 10-KSB for the year ended
                                                                                   September 30, 2005, filed
                                                                                   January 13, 2006.

    10.25      Executive Employment Agreement between Aradyme Corporation and      Incorporated by reference from
               James R. Spencer, dated December 12, 2005**                         the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2005, filed January 13, 2006.

    10.26      Executive Employment Agreement between Aradyme Corporation and      Incorporated by reference from
               Scott A. Mayfield, dated December 12, 2005**                        the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2005, filed January 13, 2006.

    10.27      Executive Employment Agreement between Aradyme Corporation and      Incorporated by reference from
               Merwin D. Rasmussen, dated December 12, 2005**                      the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2005, filed January 13, 2006.

   Exhibit*
    Number                             Title of Document                                       Location
-------------- ------------------------------------------------------------------- ---------------------------------
  Item 10.     Material Contracts (continued)
---------------------------------------------------------------------------------- ---------------------------------
    10.28      Conversion Agreement between Aradyme Corporation and Shan Lassig,   Incorporated by reference from
               dated December 12, 2005                                             the annual report on Form
                                                                                   10-KSB for the year ended September 30,
                                                                                   2005, filed January 13, 2006.

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

    31.02      Certification of Principal Financial Officer Pursuant to            This filing.
               Rule 13a-14

   Item 32     Section 1350 Certifications
---------------------------------------------------------------------------------- ---------------------------------
    32.01      Certification of Chief Executive Officer Pursuant to                Incorporated by reference from
               18 U.S.C. Section 1350, as Adopted Pursuant to                      the annual report on Form
               Section 906 of the Sarbanes-Oxley Act of 2002                       10-KSB for the year ended
                                                                                   September 30, 2005, filed
                                                                                   January 13, 2006.

    32.02      Certification of Chief Financial Officer Pursuant to                Incorporated by reference from
               18 U.S.C. Section 1350, as Adopted Pursuant to                      the annual report on Form
               Section 906 of the Sarbanes-Oxley Act of 2002                       10-KSB for the year ended
                                                                                   September 30, 2005, filed
                                                                                   January 13, 2006.

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

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2005, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $23,754. The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2004, were $27,329.

Audit Related Fees

         HJ & Associates, LLC did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended September 30, 2005, or the fiscal year ended September 30, 2004, that are not included under Audit Fees above.

Tax Fees

         The aggregate fees billed by HJ & Associates, LLC, for professional services rendered for tax compliance, tax advice, and tax planning were $3,646 in the fiscal year ended September 30, 2005. No fees for tax compliance, tax advice, and tax planning were billed in the fiscal year ended September 30, 2004.

All Other Fees

         HJ & Associates, LLC did not perform any services for us or charge any fees other than the services described above under "Audit Fees" for either the fiscal year ended September 30, 2005, or the fiscal year ended September 30, 2004.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARADYME CORPORATION


Date: January 30, 2006                     By  /s/ Merwin D. Rasmussen
                                              ----------------------------------
                                              Merwin D. Rasmussen,
                                              Corporate Secretary


Date: January 30, 2006                     By   /s/ James R. Spencer
                                              ----------------------------------
                                              James R. Spencer
                                              Its Principal Executive Officer


Date: January 30, 2006                     By  /s/ Scott A. Mayfield
                                              ----------------------------------
                                              Scott A. Mayfield
                                              Its Principal Financial Officer

         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: January 30, 2006                         /s/ James R. Spencer
                                              ----------------------------------
                                              James R. Spencer, Chairman
                                              (Principal Executive Officer)


                                                /s/ Merwin D. Rasmussen
                                              ----------------------------------
                                              Merwin D. Rasmussen, Director
                                              (Secretary)