Form 10QSB
period 2005-12-31
ARADYME CORP
filed 2006-02-16
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005



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

                      1255 North Research Way, Suite Q3500
                                Orem, Utah 84097
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (801) 705-5000
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
              ----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of February 15, 2006, was 30,729,546.

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

         Our unaudited consolidated balance sheet at December 31, 2005, our audited consolidated balance sheet at September 30, 2005, and the related unaudited consolidated statements of operations for the three-month periods and cash flows for the three-month periods ended December 31, 2005 and 2004, are attached hereto.

                                               ARADYME CORPORATION AND SUBSIDIARY
                                                   Consolidated Balance Sheets


                                                                                December 31,         September 30,
                                                                                    2005                 2005
                                                                               ------------          ------------
                                                                                (unaudited)
ASSETS
  CURRENT ASSETS
    Cash                                                                       $    233,976          $     84,485
    Accounts receivable, net of allowance                                           238,594               335,499
    Prepaid insurance                                                                54,250                68,288
                                                                               ------------          ------------
      Total Current Assets                                                          526,820               488,272
                                                                               ------------          ------------

  PROPERTY AND EQUIPMENT, NET                                                       158,584               138,313

  OTHER ASSETS
    Prepaid license fees                                                             89,912                78,662
    Deposits                                                                         21,580                21,580
                                                                               ------------          ------------
      Total Other Assets                                                            111,492               100,242
                                                                               ------------          ------------

        TOTAL ASSETS                                                           $    796,896          $    726,827
                                                                               ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                                           $     67,866          $    134,147
    Accrued expenses                                                                501,396               347,940
    Notes payable - related party                                                   103,315               100,794
    Notes payable                                                                    35,000               499,896
                                                                               ------------          ------------
      Total Current Liabilities                                                     707,577             1,082,777
                                                                               ------------          ------------

  COMMITMENTS AND CONTINGENCIES                                                          --                    --
                                                                                         --                    --

  STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock: 1,000,000 shares authorized of $0.001 par value, 0
      shares issued and outstanding                                                      --                    --
    Common stock: 50,000,000 shares authorized of $0.001 par value,
      30,729,546 and 25,229,546 shares issued and outstanding, respectively          30,730                25,230
    Additional paid-in capital                                                    7,371,738             6,209,794
    Accumulated deficit                                                          (7,313,149)           (6,590,974)
                                                                               ------------          ------------
      Total Stockholders' Equity (Deficit)                                           89,319              (355,950)
                                                                               ------------          ------------

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                                         $    796,896          $    726,827
                                                                               ============          ============


               The accompanying notes are an integral part of these consolidated financial statements.

                                                       3

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                  For the Three Months Ended
                                                                                         December 31,
                                                                                   2005               2004
                                                                              --------------     --------------
REVENUES                                                                      $      202,155     $       26,800
                                                                              --------------     --------------

OPERATING EXPENSES

   Wages and payroll taxes                                                           733,366            403,175
   Contract services                                                                  48,069            230,789
   Rent                                                                               23,333             15,672
   Depreciation and amortization                                                      17,568              8,079
   Other operating expenses                                                           85,706             52,433
                                                                              --------------     --------------

     Total Operating Expenses                                                        908,042            710,148
                                                                              --------------     --------------

LOSS FROM OPERATIONS                                                                (705,887)          (683,348)
                                                                              --------------     --------------

OTHER INCOME (EXPENSE)

   Interest expense                                                                  (16,288)          (130,115)
                                                                              --------------     --------------

     Total Other Expense                                                             (16,288)          (130,115)
                                                                              --------------     --------------

NET LOSS                                                                      $     (722,175)    $     (813,463)
                                                                              ==============     ==============

BASIC LOSS PER SHARE                                                          $        (0.03)    $        (0.03)
                                                                              ==============     ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                               26,425,198         23,471,970
                                                                              ==============     ==============

             The accompanying notes are an integral part of these consolidated financial statements.

                                                       4

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                For the Three Months Ended
                                                                                        December 31,
                                                                                   2005               2004
                                                                              --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $     (722,175)    $     (813,463)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                                                     17,568              8,079
     Common stock issued for services                                                      -             96,000
     Common stock issued for line of credit                                                -             20,000
     Warrants issued for line of credit                                                    -            107,787
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable                                       96,905             (5,200)
     Decrease (Increase) in prepaids                                                   2,788            (18,382)
     (Increase) in deposits                                                                -            (21,580)
     (Decrease) Increase in accounts payable and
       accounts payable related party                                                (66,279)            51,969
     Increase (decrease) in accrued expenses                                         153,456            (15,696)
     (Decrease) in interest payable                                                  (14,876)                 -
                                                                              --------------     --------------

       Net Cash Used by Operating Activities                                        (532,613)          (590,486)
                                                                              --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                          (37,839)            (8,737)
                                                                              --------------     --------------

       Net Cash Used by Investing Activities                                         (37,839)            (8,737)
                                                                              --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related-party notes payable                                         270,000                  -
   Payments on related-party notes payable                                          (270,000)                 -
   Proceeds from notes payable                                                             -             16,459
   Payments on notes payable                                                        (247,500)           (24,292)
   Common stock issued for cash                                                    1,000,000            550,000
   Offering costs                                                                    (32,557)                 -
                                                                              --------------     --------------

       Net Cash Provided by Financing Activities                                     719,943            542,167
                                                                              --------------     --------------

NET (DECREASE) INCREASE IN CASH                                                      149,491            (57,056)

CASH AT BEGINNING OF PERIOD                                                           84,485            265,259
                                                                              --------------     --------------

CASH AT END OF PERIOD                                                         $      233,976     $      208,203
                                                                              ==============     ==============

CASH PAID FOR:
   Interest                                                                   $       16,288     $        2,327
   Income taxes                                                               $            -     $            -

             The accompanying notes are an integral part of these consolidated financial statements.

                                                        5

                                       ARADYME CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows (Continued)
                                                   (Unaudited)


                                                                                For the Three Months Ended
                                                                                        December 31,
                                                                                   2005               2004
                                                                              --------------     --------------
NON-CASH TRANSACTIONS:
   Common stock issued for conversion of debt                                 $      200,000     $            -
   Common stock issued for services                                           $            -     $       96,000
   Common stock issued for line of credit commitment                          $            -     $       20,000
   Warrants issued for line of credit                                         $            -     $      107,787


             The accompanying notes are an integral part of these consolidated financial statements.

                                                       6

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2005 and September 30, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2005, filed January 13, 2006. Operating results for the three months ended December 31, 2005, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 - MATERIAL EVENTS

a.       Common Stock

In December 2005, the Company signed a stock purchase agreement with an investor that is an affiliate of an officer of the Company. Under this agreement, the Company agreed to sell to the investor, in a series of tranches over the succeeding 15 months, up to 15,000,000 shares of common stock at $0.20 per share and warrants, with exercise prices escalating from $0.50 per share to $1.00 per share, to purchase up to an additional 15,000,000 shares of common stock. If all the tranches are fully funded, the Company will receive $3,000,000 without regard to any additional amounts that would be received if any of the warrants are exercised. In the initial tranche, funded on the execution of the agreement, the investor paid $1,000,000 for 5,000,000 shares of restricted common stock, and warrants to purchase an additional 5,000,000 shares of common stock at an exercise price of $0.50 per share. The Company is required to file a registration statement registering the resale of shares purchased by this investor, additional shares that may be purchased by this investor, shares issuable upon the exercise of warrants acquired under this stock purchase agreement, and other shares held by the investor and its affiliates.

In December 2005, the Company issued 500,000 shares of common stock upon the conversion of $200,000 convertible debt advanced to the Company under a line of credit agreement at a conversion price of $0.40 per share, as approved by the board of directors. The line of credit agreement and convertible promissory note provided that if the Company was unable to repay the obligation when due, the Company had the right to convert the principal to common stock based on a 20-day average closing price of the Company common stock preceding the due date of the note. A cash payment was made to the lender to pay total interest accrued on this debt.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2005 and September 30, 2005


NOTE 2 - MATERIAL EVENTS (Continued)

b.       Warrants

In December 2005, the Company signed a stock purchase agreement with an investor that is an affiliate of an officer of the Company. Under this agreement, the Company agreed to sell to the investor, in a series of tranches over the succeeding 15 months, up to 15,000,000 shares of common stock at $0.20 per share and warrants, with exercise prices escalating from $0.50 per share to $1.00 per share, to purchase up to an additional 15,000,000 shares of common stock. All of the warrants expire on December 12, 2010. In the initial tranche, funded on the execution of the agreement, the investor paid $1,000,000 for 5,000,000 shares of restricted common stock and warrants to purchase an additional 5,000,000 shares of common stock at an exercise price of $0.50 per share. The stock purchase agreement provides that the number of warrants issuable on any of the future funding tranches will be increased or decreased if actual funding of the tranches is accelerated or delayed, respectively. The Company is required to file a registration statement registering the shares issuable upon the exercise of warrants acquired under this stock purchase agreement. The Company estimated the fair value of the warrants to be $1,039,311 at the date of grant by using the Black-Scholes option pricing model. The $1,000,000 proceeds of the initial tranche were allocated between common stock and warrants based on the relative fair value of each instrument, resulting in $490,362 allocated to common stock and $509,638 allocated to warrants.

c.       Promissory Notes

On November 16, 2005 and December 5, 2005, we borrowed $250,000 and $120,000, respectively, from an affiliate of an officer of the Company. The balances of the loans, with accrued interest, were due upon the closing of a contemplated purchase of common stock by Eagle Rock Capital, LLC, which is also an affiliate of the same officer of the Company, bore interest at the rate of 8% per annum, and were secured by our accounts receivable. The balances of both loans, with accrued interest, were subsequently paid on December 13, 2005, upon closing of a purchase of common stock by Eagle Rock Capital, LLC.

On November 18, 2005, we paid the $150,000 principal amount and additional accrued interest due on a promissory note held by one of the Company's stockholders. The note was due on October 31, 2005, and accrued interest at a rate of 7% per annum.

On December 21, 2005, we paid the $80,000 principal amount and additional accrued interest due on a promissory note held by one of the Company's stockholders. The note was due on November 30, 2005, and accrued interest at a rate of 8% per annum.

NOTE 3 - STOCK OPTIONS AND WARRANTS

a.       Stock Options

The Company grants options to purchase shares of the Company's common stock to employees of the Company and other service providers in order to provide incentive and to retain the services of the grantees. The options vest over either three or four years and have ten-year expirations. The Company estimates the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. Stock options are typically issued at the fair value of the Company's common stock on the date of issue, therefore, no compensation expense is generally recognized.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2005 and September 30, 2005


NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

a.       Stock Options (Continued)

In the three-month period ended December 31, 2005, the Company did not grant any options to purchase shares of the Company's common stock.

A summary of the status of the Company's stock options and warrants as of December 31, 2005, and September 30, 2005, and changes during the three-month period ended December 31, 2005, and the 12-month period ended September 30, 2005, is presented below:

                                                           December 31, 2005                September 30, 2005
                                                      -----------------------------    -----------------------------
                                                                         Weighted                        Weighted
                                                                         Average                          Average
                                                                         Exercise                        Exercise
                                                         Shares           Price           Shares           Price
                                                      --------------    -----------    -------------    ------------
Outstanding, beginning of period                         8,525,500         $0.45         4,695,384         $0.45
Granted                                                  5,000,000         $0.50         4,210,000          0.66
Canceled                                                        --         --             (372,384)         0.92
Exercised                                                       --         --               (7,500)         0.42
                                                        ----------                       ---------
Outstanding, end of period                              13,525,500         $0.52         8,525,500         $0.54
                                                        ==========                       =========

Exercisable, end of period                              11,772,500         $0.52         6,492,500         $0.52
                                                        ==========                       =========

Weighted average fair value of options
  and warrants granted during the period                                   $0.21                           $0.56

                                                            Outstanding                       Exercisable
                                        ------------------------------------------  -------------------------------

                                                          Weighted                       Weighted
                                          Number         Remaining       Average          Number          Average
                                        Outstanding     Contractual     Exercise       Exercisable       Exercise
Exercise Price                          at 12/31/05         Life          Price        at 12/31/05         Price
--------------                          -----------         ----          -----        -----------         -----
Stock Options -  $   0.42                  3,965,000        5.26         $0.42            3,748,750       $0.42
                 $   0.48                    712,000        9.64          0.48                    -        -
                 $   0.50                    475,000        2.15          0.50              437,500        0.50
                 $   0.64                  2,025,000        8.84          0.64            1,461,250        0.64
                 $   0.80                    248,500        9.35          0.80               25,000        0.80
                                          ----------                                     ----------
Total Outstanding Options                  7,425,500        6.60         $0.50            5,672,500       $0.48
                                          ==========                                     ==========

Warrants -       $  0.75                     900,000        2.50         $0.75              900,000       $0.75
                 $  0.80                     200,000        0.87          0.80              200,000        0.80
                 $  0.50                   5,000,000        4.95          0.50            5,000,000        0.50
                                          ----------                                     ----------
Total Outstanding Warrants                 6,100,000        4.45         $0.55            6,100,000       $0.55
                                          ==========                                     ==========

Total Outstanding Options
     and Warrants                         13,525,500        5.63         $0.52           11,772,500       $0.52
                                         ===========                                     ==========

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2005 and September 30, 2005


NOTE 3 - STOCK OPTIONS AND WARRANTS (Continued)

b.       Warrants

In December 2005, warrants exercisable for 5,000,000 shares of common stock at $0.50 per share were granted to Eagle Rock Capital, LLC. (See Note 2b)

The Company estimated the fair value of the warrants at the date of grant by using the Black-Scholes option pricing model based on the following assumptions:
Risk-free interest rate of 4.4%; expected life of five years; expected volatility of 72%; and dividend yield of 0.00%.

NOTE 4 - SUBSEQUENT EVENTS

On January 27, 2006, the Company signed a subcontract with Covansys (Nasdaq:
CVNS), a global consulting and technology services company, to complete the data migration services required for the delivery of voter registration and election management solutions for the state of New Hampshire to help the state comply with the Help America Vote Act of 2002. This agreement replaces the previous subcontract the Company had with PCC Technology Group, LLC, the application software supplier, and defines an expanded role for the Company to provide these services to the state of New Hampshire.

On February 1, 2006, the Company signed a subcontract agreement with Syscon Justice Systems, Ltd, a company dedicated exclusively to the development of corrections information and case management software systems, to provide data migration services to assist in the implementation of its "TAG Offender Management System" for the State of Nevada Department of Corrections. TAG is a widely deployed large-scale commercial off-the-shelf offender and case management software package.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                 Consolidated Notes to the Financial Statements
                    December 31, 2005 and September 30, 2005


NOTE 5 - GOING CONCERN (Continued)

In December 2005, the Company executed an agreement to secure at least $1.0 million in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Additional funds may be provided through the exercise of warrants granted under the agreement. Even if the balance of $2.0 million is funded by March 2007 under the agreement, the Company also anticipates that it may require additional capital in the future to meet its ongoing cash requirements until it is able to generate sufficient revenues from the commercialization of its technology and delivery of its services to fund its anticipated operations and expansion. However, management cannot provide any assurances that the Company will be successful in accomplishing any of these plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph, eventually secure other sources of financing, and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

         Some of our initial revenue-producing business activities using our DBMS technology have included custom database application development, large-scale data migrations/conversions, and data integration projects. Due to the versatility and capability of our products and services, we are currently working to exploit revenue opportunities related to data migration/conversion and data integration, and plan to continue to commercialize our technologies and expand our solutions into additional areas as our limited capital and internally-generated funds permit.

         Because of the relatively short period being reported on in this report, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

         Management believes that the most notable trend in our financial performance in the three-month period ended December 31, 2005, compared to the comparable period ended December 31, 2004, is the significant increase in both our revenue and our total operating expenses, and our decrease in net loss. Revenue increased approximately 654% over the comparable quarter of the prior year, while total operating expenses increased approximately 28% and our net loss decreased about 11% for the same comparable period. The increases are the result of bringing our initial services and products to market. We have experienced success in establishing relationships with major software integrators, and in gaining service contracts as a result of many of these relationships, and we expect that our revenues will increase in future quarters, over the level recognized in the three-month period ended December 31, 2005, as we continue progress on projects that are currently underway, as well as on new projects for which we have recently executed contracts.

         Although our revenue recognized in the three-month period ended December 31, 2005, was substantially higher than revenue from the comparable period in the prior year, it was lower than our initial expectation for this first fiscal quarter, due to customer delays in project schedules on several of our current subcontracts on which we had work in progress. Our ability to recognize revenue is highly dependent on project progress, which is largely determined by our software integrator customer and the end customer. Most of our contract backlog is made up of subcontracts to deliver data migration/conversion services to states for voter registration compliance under the Help America Vote Act of 2002, or HAVA. HAVA specified a deadline for states to be in compliance with its requirements by the end of 2005. Due to this deadline, and the project schedules initially agreed to when we executed subcontracts, we anticipated that the states and software integrators with which we had been contracted to provide solutions for these voter registration projects would comply with the federally mandated deadline within the allotted timeframe, and that the government's strict enforcement of the deadline would spur states to complete their projects on time. As the federal deadline approached at the end of 2005, many of the states and software integrators we had contracted with delayed their implementation schedules, which resulted in a delay in our schedule to provide our services and recognize the resulting revenue. Many of these delays were attributable to the cyclical nature of the voting season (i.e., November elections), the holidays, and the federal government's apparent leniency with states in requiring them to have a fully compliant, single statewide voter registration system by January 1, 2006, the original HAVA deadline. In addition, since there had never been a category for statewide voter registration applications until a few years ago, we have also experienced delays in working with our strategic allies, as many of the application vendors with whom state government customers have contracted to provide a voter registration application solution have struggled to complete the applications within the timeframes allotted in the overall project schedules. Unfortunately, the application development delays have also made it difficult for us to obtain feedback from the state regarding whether any additional data work will be required on our end for the data to work with the applications that have been in the process of being modified. As a result of these project delays, revenue that was projected to be recognized by us in the fiscal quarter ended December 31, 2005, is now projected to be recognized in succeeding fiscal quarters.

Liquidity and Capital Resources

         At December 31, 2005, we had a working capital deficit of $180,759, compared to a working capital deficit of $594,505 at September 30, 2005. At December 31, 2005, we had an accumulated deficit of $7,313,150, and total stockholders' equity of $89,317, as compared to a stockholders' deficit of $355,950 as of September 30, 2005. The auditors' report for the year ended September 30, 2005, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

         Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the three months ended December 31, 2005, we used $532,612 in cash for operating activities and $37,839 for investing activities through expenditures for capital equipment, which was provided by net cash of $719,943 from financing activities, resulting in a $149,492 increase in cash during the period. Financing activities in the three month period ended December 31, 2005, provided cash of $967,443 (net of offering costs) from the sale of restricted common stock, and $200,000 of debt reduction through the conversion of principal on debt outstanding to restricted common stock. Cash of $247,500 from the proceeds of the sale of common stock was used to pay down notes payable.

         We estimate that we will require approximately an additional $3,000,000 in cash, which we have sought to obtain principally through the sale of securities, to fund our activities until revenues are sufficient to cover costs. In December 2005, we executed an agreement to secure at least $1,000,000 in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide up to $2,000,000 in additional equity financing through the purchase of additional common stock, in tranches, between now and March 2007. Additional funds may also be provided through the exercise of warrants granted under this agreement. We expect that additional capital will be required in future fiscal years if we are unable to generate sufficient revenues from commercialization of our database management systems.

Results of Operations

         Our net loss decreased from $813,463 in the three-month period ended December 31, 2004, to $722,175 in the three-month period ended December 31, 2005. We expect that as revenue increases, expenses will not increase at the same rate; therefore, we anticipate further improvement in the net loss for future periods.

         Our revenues were $201,155 and $26,800 for the three months ended December 31, 2005 and 2004, respectively, an increase of 654%. Although our revenue from the commercialization of our database management system is not yet adequate to cover our operating expenses, it has, however, grown significantly over the prior year. As noted above, we expect that some of the revenue that would have resulted from project milestone completions in the three months ended December 31, 2005, will be recognized in subsequent quarters, due to delays in most of the projects for which we have been contracted to provide solutions. Significant future revenue increases will be dependent on our ability to attract new contracts and to deliver acceptable work according to the terms of the contracts.

         The major elements of our operating expenses are employee costs and consultant contract charges for those providing technical and other services. To support further development of our technology, and to deliver our technology solutions for contracts that have been signed since November 2004, we expanded our staff compared to the period ended December 31, 2004. Additional employee resources required to fulfill customer requirements increased our costs for payroll, employee benefits, and contract services from $633,964 in the period ended December 31, 2004, to $781,435 in the period ended December 31, 2005, an increase of 23%. Total operating expenses for the same comparative period increased from $710,448 to $908,042, or 28%, as we brought our initial products and services to market, increased our product development activity, and expanded our marketing and sales activities. Management expects that operating expenses will continue to increase as additional employee resources are hired to support growth in data migration/conversion and data integration services, although management does not anticipate that the operating expenses will grow at the same rate as projected revenue increases.

         Because of our early stage of business development, revenue and operating expense comparisons between various interim periods may not be indicative of expected future results of operations. Generally, we expect that operating expenses will continue to grow during our ongoing initial marketing efforts, as increased sales will require additional expenditures for sales, marketing, and implementation services. It may be some time before our sales, marketing, and implementation resources are capable of supporting substantially expanded sales without corresponding increases in operating expenses.

         Other income and expenses during the three-month period ended December 31, 2005, includes interest accrued on borrowings and notes payable to finance insurance premiums. Interest expense decreased from $130,115 in the three-month period ended December 31, 2004, to $16,288 in the three-month period ended December 31, 2005. However interest in the three-month period ended December 31, 2004, included $107,787 of noncash expense derived from the valuation of warrants associated with a line of credit arranged during that three-month period.

Other Items

         We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position.

         On December 16, 2004, the Financial Accounting Standards Board, or FASB, published its Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard in the second quarter of fiscal year 2006. Currently, we account for our share-based payment transactions under the provisions of Accounting Principles Board, or APB, Opinion 25, by making pro forma disclosures of net loss and loss per share as if the fair value method of valuing stock options had been applied to employee stock options. Management is assessing the implications of this revised standard and believes that the adoption of SFAS 123R could have a significant impact on our financial position, results of operations, or cash flow.

         In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement was effective December 15, 2005. Currently, we have not made any changes in accounting principles; therefore, the adoption of SFAS No. 154 will not impact our financial position or results of operations.

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

         Revenue Recognition

         Revenues are primarily derived from providing data migration/conversion services, developing custom software, and selling software licenses and related services, which include maintenance, support, consulting, and training services. Revenues from data migration/conversion services, custom software development, and license arrangements and related services are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9. We generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates. We define each of these four criteria as follows:

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

         For contracts with multiple elements (i.e., license and maintenance), revenue is allocated to each component of the contract based on vendor-specific objective evidence ("VSOE") of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions. Therefore, we recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue.

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

         We recognize maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. We typically invoice and collect maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by us in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation and consulting services. Revenue from training, installation and consulting services is recognized on a time-and-materials basis as the related services are performed.

Forward-Looking Statements

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend," and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

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


                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

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

                                                 ARADYME CORPORATION
                                                     (Registrant)


Date:  February 16, 2006                         By: /s/ James R. Spencer
                                                     ---------------------------
                                                      James R. Spencer, Chairman
                                                      (Chief Executive Officer)


Date:  February 16, 2006                         By: /s/ Scott A. Mayfield
                                                     ---------------------------
                                                     Scott A. Mayfield
                                                     (Chief Financial Officer)