Form 10QSB
period 2006-03-31
ARADYME CORP
filed 2006-05-15
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006



                          Commission File No. 000-50038


                               ARADYME CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      33-0619254
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      1255 North Research Way, Suite Q3500
                                Orem, Utah 84097
                    ----------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of May 12, 2006, was 33,229,546.

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

         Our unaudited consolidated balance sheet at March 31, 2006, our audited consolidated balance sheet at September 30, 2005, and the related unaudited consolidated statements of operations for the three- and six-month periods and cash flows for the six-month periods ended March 31, 2006 and 2005, are attached hereto.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheets


                                                                               March 31,         September 30,
                                                                                 2006                 2005
                                                                            -------------        -------------
                                                                              (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash                                                                    $          --        $      84,485
    Accounts receivable, net of allowance                                         262,646              335,499
    Prepaid expenses                                                               36,000               68,288
                                                                            -------------        -------------
      Total Current Assets                                                        298,646              488,272
                                                                            -------------        -------------

  PROPERTY AND EQUIPMENT, NET                                                     166,165              138,313
                                                                            -------------        -------------

  OTHER ASSETS
     Prepaid license fees                                                          89,912               78,662
     Deposits                                                                      21,580               21,580
                                                                            -------------        -------------
       Total Other Assets                                                         111,492              100,242
                                                                            -------------        -------------

       TOTAL ASSETS                                                         $     576,303        $     726,827
                                                                            =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Cash overdraft                                                          $       7,729        $          --
    Accounts payable                                                              147,668              134,147
    Accrued expenses                                                              480,084              347,940
    Notes payable - related party                                                 105,781              100,794
    Notes payable                                                                 115,256              499,896
                                                                            -------------        -------------
      Total Current Liabilities                                                   856,518            1,082,777
                                                                            -------------        -------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: 1,000,000 shares authorized of $0.001
     par value, 0 shares issued and outstanding, respectively                          --                   --
   Common stock: 50,000,000 shares authorized of $0.001
     par value, 32,229,546 and 25,229,546 shares issued and
     outstanding, respectively                                                     32,230               25,230
   Additional paid-in capital                                                   7,645,237            6,209,794
   Accumulated deficit                                                         (7,957,682)          (6,590,974)
                                                                            -------------        -------------
     Total Stockholders' Equity (Deficit)                                        (280,215)            (355,950)
                                                                            -------------        -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $     576,303        $     726,827
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

                                                       3

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Operations
                                                   (Unaudited)



                                         For the Three Months Ended               For the Six Months Ended
                                                  March 31,                               March 31,
                                       ------------------------------         --------------------------------
                                          2006               2005                 2006                2005
                                       ------------      ------------         ------------        ------------
REVENUES                               $    265,736      $    229,299         $    467,891        $    256,099

OPERATING EXPENSES

   Wages and payroll taxes                  691,795           560,851            1,425,161             964,026
   Contract services                         64,286            90,447              112,355             321,237
   Rent                                      37,378            22,159               60,711              37,832
   Depreciation and amortization             18,585             7,844               36,153              15,923
   Other operating expenses                  92,777           104,621              178,483             157,053
                                       ------------      ------------         ------------        ------------

       Total Operating Expenses             904,821           785,922            1,812,863           1,496,071
                                       ------------      ------------         ------------        ------------

LOSS FROM OPERATIONS                       (639,085)         (556,623)          (1,344,972)         (1,239,972)

OTHER INCOME (EXPENSE)

   Interest expense                          (5,448)           (2,313)             (21,736)           (132,427)
   Loss on disposal of assets                    --           (39,892)                  --             (39,892)
                                       ------------      ------------         ------------        ------------

     Total Other Expense                     (5,448)          (42,205)             (21,736)           (172,319)
                                       ------------      ------------         ------------        ------------

NET LOSS                               $   (644,533)     $   (598,828)        $ (1,366,708)       $ (1,412,291)
                                       ============      ============         ============        ============

BASIC LOSS PER SHARE                   $      (0.02)     $      (0.02)        $      (0.05)       $      (0.06)
                                       ============      ============         ============        ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     31,367,324        24,201,063           28,838,887          23,832,510
                                       ============      ============         ============        ============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                       4

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                   For the Six Months Ended
                                                                                           March 31,
                                                                                    2006              2005
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $  (1,366,708)   $  (1,412,291)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                                      36,153           15,923
    Loss on disposal of assets                                                             --           39,892
    Common stock issued for services                                                       --           96,000
    Common stock issued for line of credit                                                 --           20,000
    Warrants issued for line of credit                                                     --          107,787
  Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable                                         72,853         (133,374)
    Decrease in prepaids                                                               21,038            4,399
    (Increase) in deposits                                                                 --          (20,578)
    Increase in accounts payable and
      related party payables                                                           13,522           42,278
    Increase in accrued expenses                                                      132,145          119,938
    (Decrease) in interest payable                                                    (11,030)              --
                                                                                -------------    -------------

      Net Cash Used by Operating Activities                                        (1,102,027)      (1,120,026)
                                                                                -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                            (64,005)         (60,024)
                                                                                -------------    -------------

      Net Cash Used by Investing Activities                                           (64,005)         (60,024)
                                                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related-party notes payable                                           370,000               --
  Payments on related-party notes payable                                            (370,000)              --
  Proceeds from notes payable                                                         100,000           96,459
  Payments on notes payable                                                          (268,625)         (44,464)
  Cash overdraft                                                                        7,729               --
  Common stock issued for cash                                                      1,300,000          964,120
  Offering costs                                                                      (57,557)              --
                                                                                -------------    -------------

      Net Cash Provided by Financing Activities                                     1,081,547        1,016,115
                                                                                -------------    -------------

NET (DECREASE) IN CASH                                                                (84,485)        (163,935)

CASH AT BEGINNING OF PERIOD                                                            84,485          265,259
                                                                                -------------    -------------

CASH AT END OF PERIOD                                                           $          --    $     101,324
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

                                                       5

                               ARADYME CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Cash Flows (Continued)
                                           (Unaudited)





                                                                       For the Six Months Ended
                                                                               March 31,
                                                                         2006             2005
                                                                    -------------    -------------
CASH PAID FOR:

   Interest                                                         $       4,860    $        3,686
   Income taxes                                                     $          --    $           --


NON-CASH TRANSACTIONS:

   Common stock issued for conversion of debt                       $     200,000    $           --
   Common stock issued for services                                 $          --    $       96,000
   Common stock issued for subscription receivable                  $          --    $       15,000
   Common stock issued for line of credit                           $          --    $       20,000
   Warrants issued for line of credit                               $          --    $      107,787


 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                6

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and September 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2005, filed January 13, 2006. Operating results for the three and six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 - MATERIAL EVENTS

a.       Common Stock

In February and March 2006, the Company received $300,000 in cash from Eagle Rock Capital, LLC, as payment toward the second tranche of the Stock Purchase Agreement entered into on December 12, 2005, between Eagle Rock Capital, LLC, and the Company. Based on the partial funding of this tranche, 1,500,000 shares of common stock are considered issuable to this investor and are included on the balance sheet as shares issued and outstanding. Full payment was received on this $500,000 funding tranche and a cumulative 2,500,000 shares of common stock have been now issued to this investor per the terms of the Stock Purchase Agreement. See Note 4 - Subsequent Events.

b.       Promissory Notes

In February 2006, the Company borrowed $100,000 from a stockholder, evidenced by an unsecured promissory note with a one-month term, interest at 12% per annum, and a 1% origination fee. The Company is in the process of renegotiating the payment terms of the note.

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

In the three-month period ended March 31, 2006, the Company did not grant any options or warrants to purchase shares of the Company's common stock.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and September 30, 2005



NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

A summary of the status of the Company's stock options and warrants as of March 31, 2006, and September 30, 2005, and changes during the six-month period ended March 31, 2006, and the twelve-month period ended September 30, 2005, is presented below:

                                                             March 31, 2006                 September 30, 2005
                                                      -----------------------------    -----------------------------
                                                                         Weighted                        Weighted
                                                                         Average                          Average
                                                                         Exercise                        Exercise
                                                         Shares           Price           Shares           Price
                                                      --------------    -----------    -------------    ------------
Outstanding, beginning of period                          8,525,500        $0.45         4,695,384         $0.45
Granted                                                   5,000,000         0.50         4,210,000          0.66
Canceled                                                         --           --          (372,384)         0.92
Exercised                                                        --           --            (7,500)         0.42
                                                         ----------                      ---------
Outstanding, end of period                               13,525,500        $0.52         8,525,500         $0.54
                                                         ==========                      =========

Exercisable, end of period                               11,772,500        $0.52         6,492,500         $0.52
                                                         ==========                      =========

Weighted average fair value of options and
  warrants granted during the period                                       $0.21                           $0.56

                                                         Outstanding                           Exercisable
                                        ------------------------------------------- -------------------------------

                                                          Weighted                       Weighted
                                          Number         Remaining       Average          Number          Average
                                        Outstanding     Contractual     Exercise       Exercisable       Exercise
Exercise Price                          at 3/31/06          Life          Price         at 3/31/06         Price
--------------                          ----------      -----------     --------       -----------       --------
Stock Options -  $   0.42                 3,965,000         5.01         $0.42            3,748,750       $0.42
                 $   0.48                   712,000         9.39          0.48                    -        -
                 $   0.50                   475,000         1.80          0.50              437,500        0.50
                 $   0.64                 2,025,000         8.59          0.64            1,461,250        0.64
                 $   0.80                   248,500         9.10          0.80               25,000        0.80
                                        -----------                                     -----------
Total Outstanding Options                 7,425,500         6.35         $0.50            5,672,500       $0.48
                                        ===========                                     ===========

Warrants -       $  0.75                    900,000         2.25         $0.75              900,000       $0.75
                 $  0.80                    200,000         0.62          0.80              200,000        0.80
                 $  0.50                  5,000,000         4.70          0.50            5,000,000        0.50
                                        -----------                                     -----------
Total Outstanding Warrants                6,100,000         4.20          0.55            6,100,000       $0.55
                                        ===========                                     ===========

Total Outstanding Options
  and Warrants                           13,525,500         5.38         $0.52           11,772,500       $0.52
                                        ===========                                     ===========

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and September 30, 2005


NOTE 4 - SUBSEQUENT EVENTS

On April 17, 2006, the Company revised and restated the terms of the investment agreements signed on December 12, 2005, between the Company and Eagle Rock Capital, LLC. Under the revised agreement, the Company has agreed to sell to Eagle Rock Capital, in a series of tranches, up to 15,000,000 shares of common stock at $0.20 per share and warrants to purchase up to an additional 18,750,000 shares of common stock with exercise prices of $0.40 per share. The warrant to purchase 5,000,000 shares issued December 12, 2005, has been canceled and replaced with a warrant to purchase 5,000,000 shares under the revised and restated agreement. All of the warrants are exercisable any time on or after December 12, 2006, and expire on December 12, 2011. At that time, $500,000 provided by Eagle Rock Capital were applied to fund the second tranche under the revised and restated agreement. If the remaining tranches are fully funded, the Company will receive an aggregate $3,000,000 without regard to any additional amounts that would be received if any of the warrants are exercised.

The agreement obligates the Company to file a registration statement with the Securities and Exchange Commission, within 30 days after its certificate of incorporation is amended to increase its capitalization from 50,000,000 shares of common stock to 100,000,000 shares of common stock, registering the resale of both the shares of common stock and the shares of common stock issuable upon the exercise of the warrants acquired under the agreement as well as certain other shares designated by Eagle Rock Capital. The agreement also provides Eagle Rock Capital with a right of first refusal to provide additional equity financing for a period of 18 months after the closing date.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and September 30, 2005


NOTE 5 - GOING CONCERN (continued)

In December 2005, the Company executed an agreement to secure at least $1.0 million in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock. Additional funds may be provided through the exercise of warrants granted under the agreement. That agreement was revised and restated in April 2006, at which time the investor provided an additional $500,000. Even if the balance of $1.5 million is funded under the agreement however, the Company also anticipates that it may require additional capital in the future to meet its ongoing cash requirements until it is able to generate sufficient revenues from the commercialization of its technology and delivery of its services to fund its anticipated operations and expansion. However, management cannot provide any assurances that the Company will be successful in accomplishing any of these plans.

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

General
-------

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

Some of our initial revenue-producing business activities using our DBMS technology have included custom database application development, large-scale data migrations/conversions, and data integration projects. Due to the versatility and capability of our products and services, we are currently working to exploit revenue opportunities related to data migration/conversion and data integration, and plan to continue to commercialize our technologies and expand our solutions into additional areas as our capital and internally-generated funds permit.

Because of the relatively short period on which we are reporting, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

Management believes that the most notable trends in our financial performance are the increases in our revenue and expenses for the three- and six-month periods ended March 31, 2006, compared to the three- and six-month periods ended March 31, 2005. These increases are the result of bringing our products and services to market and the subsequent recognition of revenue based on completion of partial requirements of several of the contracts that we have previously announced. At the same time, however, management notes that these revenues are lower than management expected due to delays and cancellations in projects for which we have been contracted to provide solutions. We believe that completion of further requirements on continuous projects will result in more significant revenue in the following several quarters.

During the six-month period ending March 31, 2006, we successfully completed the delivery of our technology solutions on three of the initial data migration projects for which we initially contracted and are now nearing completion on several others. Since September 2004, we have initiated data migration activities from approximately 3,000 independent sources which, we believe, establishes us and our technology as a recognizable provider of migration and conversion solutions. We also feel that the successes we have experienced in providing our technology, systems, and processes will attract additional contracts and partners for us.

With the actual experience we have had to date providing services and products based on our unique and proprietary technology, we have proven that our technology is adaptable and applicable to virtually any source data base or format, allowing us migration opportunities and abilities that we feel are not within other providers' technological capabilities. As evidenced by the subcontract agreement that we recently signed to provide data migration/conversion services to support the implementation of the State of Nevada's "Offender Tracking Information System," our technology enables us to evaluate and pursue potential contracts and data migration projects in many areas including: (1) addressing state and federal initiatives such as department of corrections, motor vehicle registration, retirement benefits, "no child left behind" and other governmental database needs within the public sector, and
(2) a wide scope of data migration projects within the private sector.

Results of Operations
---------------------

Our net loss decreased from $1,412,291 in the six-month period ended March 31, 2005, to $1,366,708 in the six-month period ended March 31, 2006; and increased from $598,828 in the three-month period ended March 31, 2005, to $644,533 in the three-month period ended March 31, 2006. We expect that as revenue increases, expenses will not increase at the same rate; therefore, we anticipate improvement in the net loss for future periods.

Our revenues increased 83%, from $256,099 in the six-month period ended March 31, 2005, to $467,891 in the six-month period ended March 31, 2006; and increased 16%, from $229,299 for the three months ended March 31, 2005, to $265,736 for the three months ended March 31, 2006. Our revenue from the commercialization of our database management system is not yet adequate to cover our operating expenses, but has grown significantly over the prior year. Management has focused much of our sales and marketing resources on the development of relationships and new sales leads. Revenue in the recent six- and three-month periods was lower than management expected due to delays, and some cancellations, in several of the projects for which we have been contracted to provide solutions. Future revenue increases will be dependent on our ability to attract new contracts and to deliver acceptable work according to the terms of the contracts, however management expects that our increased marketing and sales efforts, as well as our strategic alliances with major integrators will result in new significant contracts within both the public and private sectors.

The major elements of our operating expenses are employee costs and consultant contract charges for those providing technical and other services. To support the commercialization of our products and services, to deliver our solutions on contracts that have been signed, and to further the development of our technology offerings, we expanded our staff compared to the three- and six-month periods ended March 31, 2005. Total operating expenses for the three- and six-month periods ending March 31, 2006, increased by 15% and 21% respectively, when compared to the three- and sixth-month periods ended March 31, 2005, as we increased our efforts to bring our initial products to market, increased our product development activity, and expanded our marketing and sales activities in the eGovernment and the energy and utility markets. Management expects that operating expenses will continue to increase as additional employee resources are hired to support growth in data migration/conversion and data integration services, although management does not anticipate that the operating expenses will grow at the same rate as projected revenue increases.

Our early stage of business development makes revenue and operating expense comparisons between various interim periods difficult, and they may not be indicative of expected future results of operations. Generally, we expect that operating expenses will grow somewhat to support our ongoing marketing efforts, and that to increase sales we will need to make additional expenditures for sales, marketing, and implementation services. It may be some time before our sales, marketing, and implementation resources are capable of supporting substantially expanded sales without corresponding increases in operating expenses.

Other income and expenses during the six-month period ended March 31, 2006, includes interest accrued on borrowings and notes payable to finance insurance premiums. Interest expense decreased from $132,427 in the six-month period ended March 31, 2005, to $21,736 in the six-month period ended March 31, 2006. However interest in the six-month period ended March 31, 2005, included $107,787 of noncash expense derived from the valuation of warrants associated with a line of credit arranged during that three-month period.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, we had a working capital deficit of $557,872, as compared to a working capital deficit of $594,505 as of September 30, 2005. At March 31, 2006, we had an accumulated deficit of $7,957,682 and total stockholders' deficit of $280,215, compared to an accumulated deficit of $6,590,974 and stockholders' deficit of $355,950 at September 30, 2005. The auditors' report for the year ended September 30, 2005, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the six months ended March 31, 2006, we used $1,102,027 in cash for operating activities and $64,005 for investing activities, which was provided by net cash of $1,081,547 from financing activities, resulting in an $84,485 decrease in cash during the period. Financing activities provided cash of $1,300,000 from the sale of restricted common stock and proceeds of $470,000 from notes payable.

We estimate that we will require approximately an additional $3,000,000 in cash, which we have sought to obtain principally through the sale of securities, to fund our activities until revenues are sufficient to cover costs. In December 2005, we executed an agreement to secure at least $1,000,000 in new equity financing from an affiliated investor, with provisions for the investor to provide up to $2,000,000 in additional equity financing through the purchase of additional common stock, in tranches, between now and March 2007. This agreement was revised and restated in April 2006 to provide for earlier funding, and an additional $500,000 was provided to us under the agreement. Additional funds may also be provided through the exercise of warrants granted under this agreement. We expect that additional capital will be required in future fiscal years if we are unable to generate sufficient revenues from commercialization of our database management systems.

Other Items
-----------

We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position.

On December 16, 2004, the Financial Accounting Standards Board, or FASB, published its Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective beginning with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2007. Currently, we account for our share-based payment transactions under the provisions of Accounting Principles Board, or APB, Opinion 25, by making pro forma disclosures of net loss and loss per share as if the fair value method of valuing stock options had been applied to employee stock options. Management is assessing the implications of this revised standard and believes that the adoption of SFAS 123R could have a significant impact on our financial position, results of operations, or cash flow.

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

Critical Accounting Policies
----------------------------

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

Forward-Looking Statements
--------------------------

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


                         ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

                                ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

 Exhibit Number*                     Title of Document                  Location
----------------  ----------------------------------------------------  --------------------------------------------
    Item 10       Material Contracts
----------------  ----------------------------------------------------  --------------------------------------------
     10.29        Revised and Restated Stock Purchase Agreement         Incorporated by reference from the current
                  between Aradyme Corporation and Eagle Rock            report on Form 8-K dated April 17, 2006,
                  Capital, LLC, dated April 17, 2006                    filed April 19, 2006.

     10.30        Revised and Restated Registration Rights Agreement    Incorporated by reference from the current
                  between Aradyme Corporation and Eagle Rock            report on Form 8-K dated April 17, 2006,
                  Capital, LLC, dated April 17, 2006                    filed April 19, 2006.

     10.31        Form of Warrant To Purchase Shares of Common Stock    Incorporated by reference from the current
                  (to be issued pursuant to Revised and Restated        report on Form 8-K dated April 17, 2006,
                  Stock Purchase Agreement between Aradyme              filed April 19, 2006.
                  Corporation and Eagle Rock Capital, LLC, effective
                  December 12, 2005)


    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  ----------------------------------------------------  --------------------------------------------
     31.01        Certification of Principal Executive Officer          Attached
                  Pursuant to Rule 13a-14

     31.02        Certification of Principal Financial Officer          Attached
                  Pursuant to Rule 13a-14

    Item 32       Section 1350 Certifications
----------------  ----------------------------------------------------  --------------------------------------------
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


                                               ARADYME CORPORATION
                                               (Registrant)


Date:  May 15, 2006                            By   /s/ James R. Spencer
                                                 ----------------------------
                                                 James R. Spencer, Chairman
                                                 (Chief Executive Officer)


Date:  May 15, 2006                            By  /s/ Scott A. Mayfield
                                                  ---------------------------
                                                  Scott A. Mayfield
                                                  (Chief Financial Officer)