Form 10QSB
period 2006-06-30
ARADYME CORP
filed 2006-08-21
CIK 1123580

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                          Commission File No. 000-50038

                               ARADYME CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                               33-0619254
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       1255 North Research Way, Building Q
                                Orem, Utah 84097
                    (Address of principal executive offices)

                                 (801) 705-5000
                           (Issuer's telephone number)

                                       n/a
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of August 10, 2006, was 33,329,546.

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

         Our unaudited consolidated balance sheet at June 30, 2006, our audited consolidated balance sheet at September 30, 2005, and the related unaudited consolidated statements of operations for the three- and nine-month periods and cash flows for the nine-month periods ended June 30, 2006 and 2005, are attached hereto.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                           Consolidated Balance Sheets

                                                                                June 30,          September 30,
                                                                                  2006                2005
                                                                             ------------         ------------
                                                                              (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                                                     $     54,998         $     84,485
    Accounts receivable, net of allowance                                         164,044              335,499
    Prepaid expenses                                                               17,750               68,288
                                                                             ------------         ------------
      Total Current Assets                                                        236,792              488,272
                                                                             ------------         ------------

  PROPERTY AND EQUIPMENT, NET                                                     146,421              138,313
                                                                             ------------         ------------

  OTHER ASSETS
     Prepaid license fees                                                          89,912               78,662
     Deposits                                                                      21,580               21,580
                                                                             ------------         ------------
       Total Other Assets                                                         111,492              100,242
                                                                             ------------         ------------

       TOTAL ASSETS                                                          $    494,705         $    726,827
                                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                                         $    191,888         $    134,147
    Accrued expenses                                                              537,699              347,940
    Notes payable - related party                                                 266,373              100,794
    Notes payable                                                                 165,373              499,896
                                                                             ------------         ------------
      Total Current Liabilities                                                 1,161,333            1,082,777
                                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: 1,000,000 shares authorized of $0.001
     par value, 0 shares issued and outstanding, respectively                          --                   --
   Common stock: 50,000,000 shares authorized of $0.001
     par value, 33,329,546 and 25,229,546 shares issued and
     outstanding, respectively                                                     33,330               25,230
   Additional paid-in capital                                                   7,887,095            6,209,794
   Accumulated deficit                                                         (8,587,053)          (6,590,974)
                                                                             ------------         ------------
     Total Stockholders' Equity (Deficit)                                        (666,628)            (355,950)
                                                                             ------------         ------------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY (DEFICIT)                                        $    494,705         $    726,827
                                                                             ============         ============

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Operations
                                                   (Unaudited)

                                         For the Three Months Ended               For the Nine Months Ended
                                                  June  30,                               June 30,
                                        -----------------------------          -------------------------------
                                            2006              2005                 2006                2005
                                        -----------       -----------          -----------         -----------
REVENUES                                $   209,798       $   552,671          $   677,689         $   808,770

OPERATING EXPENSES

   Wages and payroll taxes                  583,505           644,940            2,008,667           1,608,966
   Contract services                         96,882            94,866              209,236             416,103
   Rent                                      44,819            11,667              105,531              49,498
   Depreciation and amortization             19,744            10,521               55,897              26,444
   Other operating expenses                  69,894            88,906              248,376             245,959
                                        -----------       -----------          -----------         -----------

       Total Operating Expenses             814,844           850,900            2,627,707           2,346,970
                                        -----------       -----------          -----------         -----------

LOSS FROM OPERATIONS                       (605,046)         (298,229)          (1,950,018)         (1,538,200)
                                        -----------       -----------          -----------         -----------

OTHER INCOME (EXPENSE)

   Interest expense                         (24,325)          (76,102)             (46,061)           (208,529)
   Loss on disposal of assets                    --                --                   --             (39,892)
                                        -----------       -----------          -----------         -----------

     Total Other Expense                    (24,325)          (76,102)             (46,061)           (248,421)
                                        -----------       -----------          -----------         -----------

NET LOSS                                $  (629,371)      $  (374,331)         $(1,996,079)        $(1,786,621)
                                        ===========       ===========          ===========         ===========

BASIC LOSS PER SHARE                    $     (0.02)      $     (0.02)         $     (0.07)        $     (0.07)
                                        ===========       ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                     32,333,808        24,438,337           29,015,436          24,034,453
                                        ===========       ===========          ===========         ===========

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                           June 30,
                                                                                     2006             2005
                                                                                 ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (1,996,079)    $ (1,786,621)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                                                      55,897           26,444
    Loss on disposal of assets                                                             --           39,892
    Common stock issued for services                                                   16,000           96,000
    Common stock issued for line of credit                                                 --           20,000
    Warrants issued for services                                                       41,958               --
    Warrants issued for line of credit                                                     --          174,442
  Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable                                        171,455         (431,600)
    Decrease in prepaids                                                               39,288           15,514
    (Increase) in deposits                                                                 --          (20,578)
    Increase in accounts payable and
      related party payables                                                           57,741           73,990
    Increase in accrued expenses                                                      189,760          261,974
    (Decrease) in interest payable                                                     11,202               --
                                                                                 ------------     ------------

      Net Cash Used by Operating Activities                                        (1,412,778)      (1,530,543)
                                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                            (64,005)         (84,935)
                                                                                 ------------     ------------

      Net Cash Used by Investing Activities                                           (64,005)         (84,935)
                                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related-party notes payable                                           525,000          200,000
  Payments on related-party notes payable                                            (370,000)              --
  Proceeds from notes payable                                                         150,000          366,459
  Payments on notes payable                                                          (285,147)         (58,089)
  Common stock issued for cash                                                      1,500,000        1,229,120
  Offering costs                                                                      (72,557)              --
                                                                                 ------------     ------------

      Net Cash Provided by Financing Activities                                     1,447,296        1,737,490
                                                                                 ------------     ------------

NET (DECREASE) IN CASH                                                                (29,487)         122,012

CASH AT BEGINNING OF PERIOD                                                            84,485          265,259
                                                                                 ------------     ------------

CASH AT END OF PERIOD                                                            $     54,998     $    387,271
                                                                                 ============     ============

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows (Continued)
                                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                           June 30,
                                                                                     2006             2005
                                                                                 ------------     ------------
CASH PAID FOR:
   Interest                                                                      $      9,601     $      5,633
   Income taxes                                                                  $         --     $         --

NON-CASH TRANSACTIONS:

   Common stock issued for conversion of debt                                    $    200,000     $         --
   Common stock issued for services                                              $     16,000     $     96,000
   Common stock issued for subscription receivable                               $         --     $    150,000
   Common stock issued for line of credit                                        $         --     $     20,000
   Warrants issued for services                                                  $     41,958     $         --
   Warrants issued for line of credit and promissory note                        $         --     $    174,452

        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2006 and September 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of
Aradyme Corporation and Subsidiary (the Company) have been prepared by the
Company pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2005, filed January 13, 2006. Operating results for the three and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 - MATERIAL EVENTS

a.       Common Stock

On April 17, 2006, the Company revised and restated the terms of the investment agreements signed on December 12, 2005, between the Company and Eagle Rock
Capital, LLC. Under the revised agreement, the Company has agreed to sell to
Eagle Rock Capital, in a series of tranches, up to 15,000,000 shares of common stock at $0.20 per share and warrants to purchase up to an additional 18,750,000 shares of common stock with an exercise price of $0.40 per share. The warrant to purchase 5,000,000 shares issued December 12, 2005, has been canceled and replaced with a warrant to purchase 5,000,000 shares under the revised and restated agreement. The warrant issued December 12, 2005, had an exercise price of $0.50 per share and was exercisable any time after granted, not later than
December 11, 2010. The warrants granted, or to be granted, under the revised and restated agreement are exercisable any time on or after December 12, 2006, and expire on December 12, 2011. At that time, $500,000 provided by Eagle Rock
Capital was applied to fund the second tranche under the revised and restated
agreement. If the remaining tranches are fully funded, the Company will receive an aggregate $3,000,000 without regard to any additional amounts that would be received if any of the warrants are exercised.

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

                      ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2006 and September 30, 2005

NOTE 2 - MATERIAL EVENTS (continued)

b.       Promissory Notes

In June 2006, the Company borrowed $50,000 from a stockholder, evidenced by a promissory note secured by accounts receivable of the Company. The note has a one-month term, extendable by the Company to two months. An interest payment of
10% of the principal outstanding was due in 30 days, and interest of 10%
calculated on the principal outstanding is due on repayment of the principal amount of the note.

In June 2006, the Company borrowed $150,000 from EnviroFresh, Inc., an affiliate of an employee and officer of the Company, evidenced by a promissory note between the Company and EnviroFresh, Inc. The note has a one-month term, extendable at the option of the noteholder for two 30-day periods. Interest on the note is at a rate of 12% per annum, with two percentage points due for the initial 30-day term and for each 30-day extension. As an additional term of the loan, the Company agreed to update and keep current a copy of the Company's current technology, which may be made available to EnviroFresh, Inc., under certain conditions pursuant to that Modification and Documentation of
Obligations Agreement dated September 29, 2003.

In June 2006, the Company borrowed $5,000 from an officer of the company. This loan is non interest bearing and is unsecured.

NOTE 3 - STOCK OPTIONS AND WARRANTS

The Company grants options to purchase shares of the Company's common stock to employees of the Company and other service providers in order to provide incentive and to retain the services of the grantees. The options vest over either three or four years and have 10-year expirations. The Company estimated the fair value of stock options at the date of grant by using the Black-Scholes option pricing model. Stock options are typically issued at the fair value of the Company's common stock on the date of issuance; therefore, no compensation expense is generally recognized.

In the three-month period ended June 30, 2006, the Company did not grant any options to purchase shares of the Company's common stock.

On April 17, 2006, the Company granted a warrant to purchase 5,000,000 shares of the Company's common stock, at an exercise price of $0.40 per share and exercisable through December 12, 2011, to an investor to replace a warrant previously granted on December 12, 2005, then cancelled, as explained in Note
2a. Also on April 17, 2006, upon receipt of the second tranche of funding under the terms of the revised and restated agreement referenced in Note 2a, the
Company granted an additional warrant to the same investor, to purchase
3,125,000 shares of the Company's common stock, with an exercise price of $0.40 per share and exercisable through December 12, 2011. The market price on the day the warrants were granted was $0.28 per share.

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2006 and September 30, 2005

NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

On May 18, 2006, the Company granted two warrants, each to purchase 250,000 shares of the Company's common stock, with exercise prices of $0.24 and $0.40 per share and exercisable for a period of three years, to an investor relations consultant, under the terms of a consulting agreement signed in May 2006 between the consultant and the Company. The Company estimated the fair value of these warrants at the date of grant by using the Black-Scholes option pricing model based on the following assumptions: risk-free interest rate of 4.97%; expected life of three years; expected volatility of 104%; and a dividend yield of 0.00%.
Based on these assumptions, $41,958 was charged to contract services expense as the fair value of the warrants in the quarter ended June 30, 2006.

A summary of the status of the Company's stock options and warrants as of June
30, 2006, and September 30, 2005, and changes during the nine-month period ended
June 30, 2006, and the twelve-month period ended September 30, 2005, is presented below:

                                                             June 30, 2006                  September 30, 2005
                                                      -----------------------------    -----------------------------
                                                                         Weighted                        Weighted
                                                                         Average                          Average
                                                                         Exercise                        Exercise
                                                         Shares           Price           Shares           Price
                                                      --------------    -----------    -------------    ------------
Outstanding, beginning of period                          8,525,500        $0.54         4,695,384         $0.45
Granted                                                   8,625,000         0.40         4,210,000          0.66
Canceled                                                   (392,500)        0.55          (372,384)         0.92
Exercised                                                        --           --            (7,500)         0.42
                                                         ----------                      ---------
Outstanding, end of period                               16,758,000        $0.46         8,525,500         $0.54
                                                         ==========                      =========

Exercisable, end of period                                7,128,625        $0.52         6,492,500         $0.52
                                                        ===========                      =========

Weighted average fair value of options
and warrants granted during the period                                     $0.21                           $0.56

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2006 and September 30, 2005

NOTE 3 - STOCK OPTIONS AND WARRANTS (continued)

                                                         Outstanding                           Exercisable
                                        -----------------------------------------  --------------------------------
                                                          Weighted                       Weighted
                                          Number         Remaining       Average          Number          Average
                                        Outstanding     Contractual     Exercise       Exercisable       Exercise
Exercise Price                          at 6/30/06          Life          Price         at 6/30/06         Price
--------------                          -----------     -----------     ---------      -----------       --------

Stock Options -  $   0.42                  3,765,000        4.84         $0.42            3,598,750       $0.42
                 $   0.48                    643,500        9.14          0.48                    -        0.48
                 $   0.50                    475,000        1.65          0.50              437,500        0.50
                 $   0.64                  2,025,000        8.35          0.64            1,461,250        0.64
                 $   0.80                    124,500        8.85          0.80               31,125        0.80
                                          ----------                                      ---------
Total Outstanding Options                  7,033,000        6.10         $0.50            5,528,625       $0.48
                                          ==========                                      =========

Warrants  -      $  0.24                     250,000        2.88         $0.24              250,000       $0.24
                 $  0.40                   8,375,000        4.41          0.40              250,000        0.40
                 $  0.75                     900,000        2.00          0.75              900,000        0.75
                 $  0.80                     200,000        0.38          0.80              200,000        0.80
                                             -------                                        -------
Total Outstanding Warrants                 9,725,000        4.10          0.44            1,600,000       $0.62
                                          ==========                                      =========

Total Outstanding Options
  and Warrants                            16,758,000        4.94         $0.46            7,128,625       $0.52
                                          ==========                                      =========

NOTE 4 - SUBSEQUENT EVENTS

In July 2006, the Company borrowed $125,000 from EnviroFresh, Inc., an affiliate of an employee and officer of the Company, evidenced by a promissory note. The note has a one-month term, extendable at the option of the noteholder for two
30-day periods. Interest on the note is at a rate of 12% per annum, with two percentage points due for the initial 30-day term and for each 30-day extension.
As an additional term of the loan, the Company agreed to update and keep current a copy of the Company's current technology, which may be made available to
EnviroFresh, Inc., under certain conditions pursuant to that Modification and
Documentation of Obligations Agreement dated September 29, 2003.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing

                       ARADYME CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2006 and September 30, 2005

NOTE 5 - GOING CONCERN (continued)

source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has been successful negotiating contracts that are expected to increase revenue significantly, is in the process of negotiating additional contracts, and plans to raise at least $3,000,000 through private placement of its preferred and/or common stock to sustain operations until revenues are sufficient to cover costs.

In December 2005, the Company executed an agreement to secure at least $1.0 million in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock. Additional funds may be provided through the exercise of warrants granted under the agreement. That agreement was revised and restated in April 2006, at which time the investor provided an additional $500,000. Even if the balance of $1.5 million is funded under the agreement however, the Company will require additional capital in the future to meet its ongoing cash requirements until it is able to generate sufficient revenues from the commercialization of its technology and delivery of its services to fund its anticipated operations and expansion. However, management cannot provide any assurances that the Company will be successful in accomplishing any of these plans.

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

We provide data management solutions and services based on our unique database management system, or DBMS, the proprietary base development platform from which we derive our solutions, services, and additional technology products. Our principal products and services include database migration/conversion services, data extraction, transformation and loading (ETL) solutions, and application development, together with the training and support services associated with the delivery of these products and services.

Some of our initial revenue-producing business activities using our DBMS technology have included custom database application development, custom database migrations/conversions, and data integration projects. Due to the versatility and capability of our products and services, we are currently working to exploit revenue opportunities related to database migration/conversion and data ETL solutions, and plan to continue to commercialize our technologies and expand our solutions into additional areas as our capital and internally-generated funds permit.

Because of the relatively short period on which we are reporting, results for any given interim period may not be indicative of comparative results for longer periods or for the entire year.

During the nine-month period ending June 30, 2006, we successfully completed, or are near to completing, the delivery of our technology solutions on many of the initial data migration projects for which we initially contracted. The successes we have experienced in providing our technology, solutions, and processes in the voter registration database migration and conversion area has helped us attract additional relationships, contracts, and partners in other markets. As we have been completing these projects, our personnel have been working to increase market interest and relationships in the following two additional significant market areas by developing and introducing solutions based on our technology:

         (1)      Extraction, translation, and loading (ETL) solutions that help states better manage school and student performance by
                  enabling them to collect and manage data for education
                  reporting and performance analysis purposes more efficiently.

                  In July 2006, International Business Machines Corporation
                  ("IBM") announced that it has joined forces with us to provide solutions to help state education reporting agencies comply with "No Child Left Behind" and other reporting requirements.

         (2)      Solutions for independent software vendors (ISVs) that enable them to standardize the database migration/conversion
                  processes involved in implementing the applications they
                  develop for customers.

                  In June, we signed a master service agreement with Caselle,
                  Inc., a leader in local governmental financial application software solutions, to use its ISV solution to perform data migration and conversion to enhance Caselle's existing
                  application implementation projects. These projects will
                  involve Caselle's general ledger, accounts payable, payroll, and utility billing software applications.

Management feels that our technology is adaptable and applicable to virtually any source database or format, allowing us migration opportunities and abilities that we feel are not within other providers' technological capabilities. As evidenced by these agreements, as well as the subcontract agreement that we recently signed to provide data migration/conversion services to support the implementation of the State of Nevada's "Offender Tracking Information System,"
our technology enables us to evaluate and pursue potential contracts and data migration projects in many areas including: (1) addressing state and federal initiatives such as department of corrections, motor vehicle registration, retirement benefits, "no child left behind," and other governmental database needs within the public sector, and (2) a wide scope of data migration projects within the private sector.

Management notes the significant downward trend in revenues for both the three-month and nine-month periods ended June 30, 2006, which management attributes largely to delays and cancellations in projects for which we have been contracted to provide solutions. This has resulted in recent downward trends in cash balances, net working capital, stockholders' equity, and accounts receivable, and upward trends in accounts payable, accrued expenses, and short-term debt obligations.

Because of the lower than expected quarterly revenues, management implemented a significant cost reduction program that took effect in the quarter ended June
30, 2006, that has resulted in reduced operating expenses. The operating expense levels of prior quarters were necessary to support ongoing projects and to continue the development of our technology offerings.

Results of Operations

Our net loss increased from $1,786,621 in the nine-month period ended June 30,
2005, to $1,996,079 in the nine-month period ended June 30, 2006; and increased from $374,331 in the three-month period ended June 30, 2005, to $629,371 in the three-month period ended June 30, 2006.

Our revenues decreased 16%, from $808,770 in the nine-month period ended June
30, 2005, to $677,689 in the nine-month period ended June 30, 2006; and
decreased 62%, from $552,671 for the three months ended June 30, 2005, to
$209,798 for the three months ended June 30, 2006. Revenue in the recent nine-
and three-month periods were lower than management expected due to delays or cancellations in several of the projects for which we have been contracted to provide solutions, and our revenue from the commercialization of our database management system is not yet sufficient to cover our operating expenses. Because further growth in our revenue is needed to approach profitability, we have been focusing much of our sales and marketing resources on the development of relationships and new sales leads. Any future revenue increases will be dependent on our ability to attract new contracts and to deliver acceptable work according to the terms of the contracts; however, management expects that our increased marketing and sales efforts, as well as our strategic alliances with major integrators, will result in new significant contracts within both the public and private sectors.

The major elements of our operating expenses are employee wages, benefits and payroll taxes, and consultant contract charges for those providing technical and other services. To support the commercialization of our products and services, to deliver our solutions on contracts that have been signed, and to further the development of our technology offerings, we expanded our staff in 2005 compared to prior periods. Total operating expenses decreased by 4% and increased by 12%
for the three- and nine-month periods ending June 30, 2006, when compared to the three- and nine-month periods ended June 30, 2005, as we increased our efforts to bring our initial products to market, increased our product development activity, and expanded our marketing and sales activities in the eGovernment and the energy and utility markets. However, correspondent with the delay or failure to recognize increased revenues in the quarter ended June 30, 2006, our management formulated a cost savings program that involved a reduction in force of 15 of our personnel. With these changes, management believes that staffing is in line with current development and operations activities. We expect that we may implement additional cost reduction measures, including further employee reductions, salary reductions or deferrals, or meeting a portion of our salary expenses through equity compensation arrangements, particularly with executive-level employees. Operating expenses for the three- and nine-month periods ending June 30, 2006, include a $57,858 noncash charge to contract services to recognize the deemed value of warrants and common stock granted to a consultant that we engaged in May to provide investor relations services.
Management expects that operating expenses will decrease in the next quarter as cost reduction initiatives take full effect, but likely will increase beyond that quarter, if contract activity increases, requiring additional employee resources to support growth in data migration/conversion and data integration services.

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

Other income and expenses during the nine-month period ended June 30, 2006, includes interest accrued on borrowings and notes payable to finance insurance premiums. Interest expense decreased from $208,529 in the nine-month period ended June 30, 2005, to $46,061 in the nine-month period ended June 30, 2006, and from $76,102 in the three-month period ended June 30, 2005, to $24,325 in the three-month period ended June 30, 2006, mainly due to the higher debt balance carried by us in the prior year. However, interest expense in the nine-month period and three-month periods ended June 30, 2005, included the expensing of the deemed fair values of $107,787 and $66,655, respectively of noncash interest expense derived from the valuation of warrants issued in conjunction with debt instruments placed during those periods.

Liquidity and Capital Resources

As of June 30, 2006, we had a working capital deficit of $924,541, as compared to a working capital deficit of $594,505 as of September 30, 2005. At June 30,
2006, we had an accumulated deficit of $8,587,053 and total stockholders'
deficit of $666,628, compared to an accumulated deficit of $6,590,974 and stockholders' deficit of $355,950 at September 30, 2005. The auditors' report for the year ended September 30, 2005, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the nine months ended June 30, 2006, we used $1,412,778 in cash for operating activities and $64,005 for investing activities, which was provided by net cash of $1,447,296 from financing activities, resulting in a $29,487 decrease in cash during the period. Financing activities provided cash of $1,500,000 from the sale of restricted common stock and proceeds of $655,147 from notes payable, primarily made up of short-term loans from our stockholders or affiliates.

Currently, portions of our accounts payable and payroll taxes are past due and some payroll amounts due to our employees have not been paid. Although we have signed several new contracts, these contracts together with our accounts receivable are not expected to generate sufficient cash to fund our operations in the near future and so we continue to work with our current and future funding partners to seek the additional capital necessary to commercialize our products and services. We estimate that we will require approximately an additional $3,000,000 in cash, which we have sought to obtain principally through the sale of securities, to fund our activities until revenues are sufficient to cover costs.

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

                         ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of
1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange
Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying
Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying
Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our
Certifying Officers concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                       17

                           PART II--OTHER INFORMATION

                                ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

     Exhibit
     Number*                     Title of Document                                          Location
----------------  -------------------------------------------------------------- -----------------------------------

    Item 10       Material Contracts
----------------  -------------------------------------------------------------- -----------------------------------
     10.29        Revised and Restated Stock Purchase Agreement between          Incorporated by reference from the current
                  Aradyme Corporation and Eagle Rock Capital, LLC,               report on Form 8-K dated April 17, 2006,
                  dated April 17, 2006                                           filed April 19, 2006.

     10.30        Revised and Restated Registration Rights Agreement             Incorporated by reference from the current
                  between Aradyme Corporation and Eagle Rock Capital,            report on Form 8-K dated April 17, 2006,
                  LLC, dated April 17, 2006                                      filed April 19, 2006.

     10.31        Form of Warrant To Purchase Shares of Common Stock             Incorporated by reference from the current
                  (to be issued pursuant to Revised and Restated Stock           report on Form 8-K dated April 17, 2006,
                  Purchase Agreement between Aradyme Corporation and             filed April 19, 2006.
                  Eagle Rock Capital, LLC, effective December 12, 2005)

     10.32        Promissory Note for $150,000 payable to EnviroFresh,           Attached
                  Inc. d/b/a Eagle Rock Funding dated June 28, 2006

     10.33        Promissory Note for $125,000 payable to EnviroFresh, Inc.      Attached
                  d/b/a Eagle Rock Funding dated July 14, 2006

    Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------  -------------------------------------------------------------- -----------------------------------
     31.01        Certification of Principal Executive Officer                   Attached
                  Pursuant to Rule 13a-14

     31.02        Certification of Principal Financial Officer                   Attached
                  Pursuant to Rule 13a-14

    Item 32       Section 1350 Certifications
----------------  -------------------------------------------------------------- -----------------------------------
     32.01        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted   Attached
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

                                              ARADYME CORPORATION
                                                  (Registrant)

Date:  August 21, 2006                        By: /s/ James R. Spencer
                                                   James R. Spencer, Chairman
                                                   (Chief Executive Officer)

Date:  August 21, 2006                        By:  /s/ Scott A. Mayfield
                                                   Scott A. Mayfield
                                                   (Chief Financial Officer)

