Form 10KSB
period 2006-09-30
ARADYME CORP
filed 2007-01-17
CIK 1123580

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

Commission File Number 000-50038

ARADYME CORPORATION
(Name of small business issuer in its charter)
Utah	87-0664564
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1255 North Research Way, Suite Q3500 Orem, UT	84097
(Address of principal executive offices)	(Zip Code)
801-705-5000
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common stock, par value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $ 816,073

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of January 11, 2007, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was approximately $1,994,701.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 11, 2007, issuer had 34,442,646 shares of issued and outstanding common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Our definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders is incorporated by reference in response to Items 9 through 12 and 14 of Part III of this Annual Report.

Transitional Small Business Disclosure Format: Yes ☐	No ☒

i

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that reflect our current view relating to future events or future financial performance. These forward-looking statements can sometimes be recognized by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions. Such statements are subject to known and unknown risks, uncertainties, and other factors, including the meaningful and important risks and uncertainties discussed in this report. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements include, among other things, the discussions of risk factors, our business strategy, and expectations concerning our future operations, investments, profitability, liquidity, and capital resources.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Aradyme currently specializes in providing data management solutions and services based on our unique database management system, or DBMS. This core technology functions as the development platform upon which our current solutions and services are built and will serve as the foundation from which future developments will be launched. To date, the products and services from which we have derived revenue include data migration/conversion services, data extraction, transformation and loading (ETL) solutions, and custom application software development products, together with the training and support services required for the delivery of these products and services. Revenue generating efforts in 2006 were focused in two primary areas:

•

Custom Data Migration-Conversion and ETL Projects – The continuation of large scale public sector projects in which we function as a subcontractor to a larger systems integrator that is acting as the prime contractor. The bulk of these projects was concentrated at the state government level on specific, federally funded initiatives such as the Help America Vote Act of 2002, or HAVA.

•

Standardized Data Migration-Conversion for Independent Software Vendors – We launched an aggressive sales initiative in this focused market segment in the latter half of 2006. This sales initiative is a key component of a broader “push to profitability” effort, and one that we are intending to form the foundation of a repeatable, predictable, and sustainable revenue stream throughout 2007 and beyond.

We stress innovation in each of the product and solution categories in which we compete and are continually focusing our limited resources on presenting our solutions in current and newly identified markets. We also evaluate new and emerging markets in which the flexibility and versatility of our technologies can be leveraged to compete with new and innovative products and services.

During the fiscal year ended September 30, 2006, we continued to prove our technology and to expand relationships with potential customers, even though we experienced a significant downturn in sales, which contributed in increased losses over the previous year. These significant downward trends were attributable principally to our inability to attract new contracts following expiration of the federally-funded HAVA initiative prior to the 2006 elections and to delays and cancellations in projects for which we had been contracted to provide solutions. This has resulted in reductions in our cash balance, net working capital, stockholders’ equity, and accounts receivable, and increases in our accounts payable, accrued expenses, and short-term debt obligations. These pressures have required us to implement cost-cutting measures, including personnel reductions, and to defer some payments of payroll, payroll taxes, and trade accounts payable.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management has been successful negotiating contracts that are expected to increase revenue, is in the process of building relationships with potential customers, is submitting proposals and bids to obtain additional contracts, and will seek to raise at least $3.0 million through private placement of our preferred and/or common stock to sustain operations until revenues are sufficient to cover costs.

Core Technology

All of our product and service offerings are built on our core DBMS. The marketplace is flush with other DBMS systems that have been around for a number years, including Oracle, Sybase, DB2, Sequel Server, MySQL, and others. The primary differentiators of our technology include the following:

▪

Most DBMS platforms require users to specify the type of data to be entered into each data field. For example, text must go in a “text” field, and numbers in an “integer” field. Our DBMS allows us to suspend “data typing.” By doing so, we can virtually put any kind of data in any data field, allowing a tremendous amount of flexibility in mapping source data to target data fields.

▪

Our DBMS offers faster development and deployment of new application software and routines because of its flexibility, as well as a quicker turnaround time on changes, modifications, and customization of software code that has already been developed.

▪	We have a greater degree of openness and visibility into the data structures as a result of using this platform. Greater visibility translates into a higher level of data confidence.

To date, these core DBMS advantages have primarily been manifested in the data migration/conversion marketplace in the way we can accept any type of customer data, regardless of source database type, and mirror that data in our proprietary environment where it can be more readily mapped, modified, and loaded into a new target software application. This methodology is why we have succeeded in the data migration marketplace, and why we will continue to succeed moving forward as we add additional capabilities and enhancements predicated upon our DBMS technology.

As the company continues to evolve beyond data migration/conversion into additional product and market opportunities, this core technology will continue to be the foundation for development in other market segments as well.

Market Segments

We believe the flexibility of our core technology offers a variety of market segments in which our products and services can be sold. The following paragraphs outline the public and private sector markets in which we have successfully provided services, as well as a brief discussion directed at potential markets for the future.

Public Sector

In prior years, we have taken advantage of government-funded initiatives that have enhanced the value and visibility of our data migration/conversion services. In order to take advantage of these opportunities, we have cultivated strategic relationships with large system integrators to deliver these services. Initially, these opportunities evidenced themselves through the Help America Vote Act of 2002, or HAVA, which mandated consolidation of county and municipality voter registration records into single, statewide databases. This initiative was an ideal fit for the flexibility of our core database technology.

Through our strategic relationships, we delivered HAVA-based, data-migration solutions to state government customers that included Idaho, Missouri, New Hampshire, New Jersey, Utah, Virginia, and Wisconsin. Those HAVA-related projects are largely completed, and we do not anticipate any significant

HAVA-related revenue in fiscal 2007, but continue to be asked to bid on projects that could be awarded in 2007 and 2008.

We will continue to capitalize on these strategic relationships to provide solutions beyond the initial HAVA applications, as evidenced by the contract we signed in February 2006 with Syscon Justice Systems to provide custom migration/conversion services for the state of Nevada’s installation of a new, statewide Offender Tracking Information System.

In July 2006, IBM announced that it has joined forces with us to provide solutions aimed at compliance with state educational reporting requirements for state and federal legislative funding. State education reporting requirements have substantially increased with the fundamental change in education that forces a higher accountability for performance measurement and accountability as illustrated by state and federal government initiatives like the No Child Left Behind Act that provide funding for the state education reporting systems and services that we are offering together with IBM. There is currently some political uncertainty about the continued implementation of the No Child Left Behind mandate. The first fruits of this relationship are anticipated in fiscal 2007.

Private Sector

Historically, revenues from public-sector projects have represented the majority of our success. However, because the public-sector projects are fewer, larger, dependent on federal or state funding, and accompanied by longer sales cycles, we believe that we must be able to penetrate the private sector markets if we are going to continue.

In mid-2006, we launched a focused sales initiative into the private sector with the expectation of generating a more predictable, repeatable, and sustainable revenue stream.

The initial private sector target market was identified as independent software vendors. These companies provide software applications that improve the productivity and functionality of their customers. However, their core expertise is the development and delivery of their application programs. There is very little focus or energy directed at the relatively mundane component of their software implementations--migrating their customers’ old data to their new application.

There are a number of challenges these independent software vendors face when it comes to doing data migration themselves:

•

Data Migration is not a Priority. In many application software implementation plans, data migration is simply a single line item with a due date. In reality, the data migration process merits a project plan all its own, as well as a skilled project manager to drive accountability to data migration milestones.

•

Detouring Programming Resources. Most software companies do not have the luxury of keeping technical resources on staff that are dedicated to the tasks associated with data migration. As a result, programmers are frequently pulled from their core programming responsibilities to write custom software code for specific data migration projects. This is an expensive misuse of resources. In addition, pulling application programmers from program development projects can delay the release of their own products, slowing revenue growth in the process. And finally, this interrupt-driven approach to business can be detrimental to the attitudes and morale of a company’s most valued team of resources.

•

Delayed Understanding of the Data. Because the migration is typically not a priority until companies are nearing the end of the project, a clear vision and understanding of the volume, characteristics, and anomalies of the data that needs to be moved into the new system are not achieved until very late in the implementation process. By the time the old data is understood, the target system has been largely designed and configured. Converting the legacy data or making changes to the target application at this juncture is difficult, costly, and time-consuming--a primary reason why projects extend beyond their timelines and exceed their budgets.

Our turn-key migration services allow independent software vendors to outsource the headaches associated with data migration and, in the process, increase the likelihood of success of an on-time and on-budget implementation.

Evidence of the validity of this market was confirmed in June 2006 when we signed a Master Service Agreement with Caselle, Inc., a leader in local governmental financial application software solutions. Caselle will outsource the data migration aspect of its larger application implementations to us. As of the end of fiscal 2006, we have successfully completed migration services for several Caselle projects. In the first quarter of 2007, we are also engaged in several additional projects and are actively bidding new projects for Caselle.

In August 2006, we signed an additional Master Service Agreement with Spillman Technologies, Inc., a leading provider of public safety software solutions, including records management, computer-aided dispatch, mobile communications, corrections management, fire/EMS management, and data sharing for public safety agencies such as police, sheriff, fire, EMS, dispatch, and port authorities. This relationship has already resulted in fiscal 2007 data migration revenue from two separate Spillman projects. In addition, we will be providing migration sales training for the Spillman sales team’s national kick-off meeting during the first calendar quarter of 2007.

Future Markets

We are currently in the process of hosting focus group discussions with an assortment of systems integrators, software resellers, value-added resellers, and other independent software vendors for the purpose of fine-tuning our marketing strategy. The purpose of these discussions will be to identify the markets in which the benefits of our technology have the greatest likelihood of being recognized, determine how our core technology could be most effectively packaged and priced to penetrate these markets while maximizing revenue and increasing profit margins, and select a messaging strategy that is most likely to resonate in these new markets.

Strategic Alliances

We have established strategic alliances and/or contracts with a number of systems integrators and independent software vendors to enhance our sales efforts, including the companies listed alphabetically below:

•	Accenture LLP, the U.S.-based business of Accenture (NYSE: ACN), a multinational management consulting, technology services and outsourcing company.
•	Caselle, Inc., a privately held company that offers a wide variety of municipal government application software.
•	IBM (NYSE: IBM), one of the world’s largest information technology companies.
•	MAXIMUS, Inc. (NYSE: MMS), a governmental services company devoted to providing program management, consulting, and information technology services.

•	PCC Technology Group, a premiere information technology services company that provides software solutions to Global 2000 companies and local, state, and federal governments.
•	REDCON, Inc., a private information services company providing engineering and computer technology services and products.
•

Spillman Technologies, Inc., a private firm that is one of the leading providers of public safety software solutions, including records management, computer-aided dispatch, mobile communications, corrections management, fire/EMS management, and data sharing.

•	Unisys (NYSE: UIS), a worldwide information technology services and solutions company.

We also had a strategic alliance with Covansys (Nasdaq: CVNS), a global consulting and technology services company specializing in industry-specific solutions, strategic outsourcing, and integration services. In 2006, Covansys Corporation sold its public sector business to Saber Corporation. As a result, the unfinished projects we had been engaged by Covansys to complete were also sold to Saber. All of the projects with Covansys/Saber have been completed according to the terms of their agreements, with the exception of a project in New Jersey where the work has been completed but currently the subject of a dispute regarding our performance and payment. See Item 3. Legal Proceedings.

The acquisition of additional strategic alliances is a primary focus of our ongoing sales and marketing effort. These strategic allies are typically positioned as the prime contractors, and we take a subcontractor position. They are responsible for designing, developing, and deploying an application solution based on their end customer’s specific requirements. In contrast, our responsibilities as a subcontractor on each of these projects are typically centered on gathering and consolidating the end customer’s legacy data and performing all of the complex data extraction and transformation services needed to ensure the customer’s data is in the proper format prior to being loaded into the new application.

Because the application must be completed before the end customer can use the data, the success of the overall project is largely dependent on the application vendor’s ability to provide an application solution that meets the end customer’s requirements. An application provider’s failure to deliver a solution that meets those requirements can place the entire project in jeopardy because without this application, the end customer is unable to use the data that we have modified to work with that application. Therefore, the level of success that we are able to achieve as a subcontractor on these types of projects is highly dependent on the application vendor’s ability to deliver an acceptable solution on a timely basis.

In addition to working as a subcontractor to our allied prime contractors, we also provide solutions independently to other customers as a prime contractor in which we are able to complete the projects in their entirety without any dependence on other vendors.

Products and Services

We currently employ our technology platform to deliver products and services in the following areas:

Data Migration/Conversion

Data migration, as it is most often called, represents moving or converting data elements from an existing software application--most commonly known as the “source” application--to a new software application--known as the “target” application.

We believe many projects in which data migration or conversion is required either overrun their project budgets and timelines or fail outright and that most data migration projects run over time and over budget by significant amounts. Not only is data migration difficult, but other evidence we have studied suggests that data migration oftentimes consumes as much as 40% of a project’s entire budget.

With our data migration service model, we allow our strategic allies to outsource the hassles and frustration of data migration and conversion and increase the odds of a successful software implementation. There are a number of benefits that accrue to our allies as a result of this decision:

▪

Vision into Legacy Data Earlier in the Implementation. One of the primary reasons software implementations suffer such a high failure rate is the fact that traditional data migration methods do not provide an understanding of the source data until very late in the process. If problems with the data are uncovered at this late stage, it is very difficult to accommodate changes that might be required to the target application. Our technology enables us to provide a clear vision and crisp understanding of the source data very early in the implementation process, thus minimizing the risk and costs of delay.

▪

Singular Focus on Data Migration. An Aradyme project manager dedicated to each implementation project, coupled with our technology services, provides a singular focus for our business allies to rely on to assure that their projects will be completed on time and on budget.

▪

Flexibility to Accommodate Change. Even with a clearer vision into legacy data earlier in the process, last minute design changes to target applications still occur. When they do, they frequently cause project delays because of the changes these modifications trigger in the target application. The flexibility of our core technology allows these last minute modifications to be more easily and rapidly adopted, again minimizing the risk of delays to the project.

We have tackled data migration/conversion challenges on thousands of disparate source data systems (including IBM-DB2, custom mainframe/mini-computer/PC, COBOL, Oracle, MS-SQL, FoxPro, Access, MS-Excel, CSV, flat file, paper-based and others) and have also demonstrated that, unlike other providers, of which we are aware, we continue to demonstrate the capability to perform data migration projects regardless of the type, size, or variety of data sources.

In addition to our core technology, we have expanded our technology assets through the development and automation of many of the key processes involved in the data migration process. This development effort includes the following products: Aradyme eHarbor™ web portal; Aradyme Data Navigator™; Aradyme Data Extractor™; Aradyme Harbor Master™; Aradyme Port Authority™; and others. We are currently providing these products in addition to our database technology inside our data migration service model as we continue to assess the demand for alternative packaging options.

Data Integration

In the early days of business, computing companies typically had display terminals on employee desks that were hardwired to a single mainframe computer with everybody in the company running the same software applications. The emergence of networks and servers changed the world of computing significantly as a portfolio of diverse applications became widely used. Because of this, many businesses today maintain multiple, disparate database repositories that are full of valuable information, but that were never intended to interface with each other.

Integrating data from disparate systems to obtain a unified view of all the business data that is scattered throughout an organization has become a noble goal, but not without its challenges. Some of the most common options for integrating disparate systems include:

•	custom-built source code, which requires lengthy design and development cycles to make even the most minor change and lacks the flexibility to keep pace with the systems that are being integrated;

•	extraction, transformation, and loading (ETL) technologies are used to perform the ongoing data migration/conversion processes required for an integration;

•	enterprise application integration technologies are used to provide a unified view of the business applications that reside within or outside of an organization; and

•	enterprise information integration technologies are used to provide a virtual business view of dispersed data.

One of the most complicated and time-consuming parts of integration is the extraction, transformation, and loading process; which is also one of the areas in which we currently provide our most cost-effective solutions.

Our data integration solution provides a framework for interfacing technologies that facilitates the ongoing collection, conversion, standardization, and delivery of data between multiple, disparate systems involved in an integration effort, regardless of the type of database, software, or hardware involved in the integration or the database’s physical location. Systems and processes used to bridge or connect disparate systems are oftentimes referred to as middleware. Through the use of this secure, flexible, and configurable solution, customers are able to reduce significantly the amount of work required to collect and move data from multiple systems during integration. Our solution also provides customers with an intuitive user interface to view data during the integration effort. Our solution can also be continually modified to support changing business requirements, regardless of a customer’s existing software or hardware. Our solution streamlines the data collection and reporting processes; enables systems to function together dynamically, efficiently, and reliably; eases management and maintenance; allows for the seamless integration of multiple systems; and maximizes efficiencies during integration.

Application Development

Our core DBMS platform allows developers to revise, add to, or enhance an application at any time during the lifecycle of that application. Our DBMS can also be integrated with database solutions created by different development teams or offered by different companies. Management believes that this enables customers to deploy DBMS solutions faster, and cheaper to continually customize and integrate solutions as they continue to use our DBMS platform. This capability increases the functionality and efficiency of their application over time, as compared with traditional DBMS applications, which become more and more obsolete over time due to system limitations.

During our initial development stage, we also developed and deployed a series of configurable off-the-shelf application solutions for the following vertical markets:

•	financial/accounting, including accounts payable, accounts receivable, and general ledger plus complementary functions;

•	point-of-sale, inventory and manufacturing control;

•	customer relationship management (CRM) and sales tracking; and

•	medical practice management, including patient management, scheduling, office management, insurance billing, and electronic medical records.

We continue to provide support for and derive revenue from these solutions on an ongoing basis.

Product Delivery and Support

To assist us in maximizing success in the delivery of our solutions and services, we have established an on-site project operations center, which is staffed and managed by an experienced, professional project management staff dedicated to help our allies fully integrate our technologies into their data migration/conversion, data integration, or application development efforts.

As part of our ongoing efforts to advance our project operations center, we are currently working toward a Capability Maturity Model(R) Integration (CMMI) certification, an industry-recognized standard established by the Carnegie Mellon Software Engineering Institute that guides process implementation and improvement across an organization to ensure effective, quality processes.

Sales and Marketing

We concentrate our sales efforts on a leveraged model that allows us to take advantage of the market presence, domain expertise, and customer relationships that stem from our strategic sales allies. Our internal sales team is focused on identifying, acquiring, and maintaining new strategic alliances, both in the public sector with large system integrators and in the commercial sector with systems integrators, software resellers, and independent software vendors.

In working with our strategic allies, governmental regulations and mandates such as “No Child Left Behind,” Homeland Security, and HAVA frequently present us with new opportunities to provide solutions based on our core DBMS technology. However, because all governmental initiatives are subject to changes, the opportunities we have to provide solutions in each of these areas are also subject to change.

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

Similarly, as we continue to penetrate the independent software vendor marketplace over the next several years, we believe we will identify additional vertical market areas, including: healthcare, primarily because of Health Insurance Portability and Accountability Act of 1996 (HIPAA) related compliance requirements; energy and utilities; and business administration, with the added complexity of compliance with the Sarbanes-Oxley Act of 2002.

The results of the focused market analysis currently underway will provide additional direction to the sales effort as we more clearly identify which vertical product and geographic markets to attack. In addition, the results of the market analysis will strongly influence the development of a detailed marketing plan, which is likely to include the following:

▪	opt-in email marketing driven by a compelling “Software as a Service” giveaway that will demonstrate a teaser version of the power and flexibility of our data migration technology;

▪	focused internet seminar, or “webinar,” campaign;

▪	web and search engine marketing including website revisions to add self-paced flash demonstrations of the technology; and

▪	industry trade show participation.

We believe all these marketing initiatives will provide a higher return on our marketing message dollars than traditional methodologies such as cold-call telemarketing, direct mail, print advertising in trade magazines, and live seminars.

Principal Customers

During the fiscal year ended September 30, 2006, each of the following customers accounted for 10% or more of our revenues: customer A, 35.6%; customer B, 20.1%; customer C, 19.3%; and customer C, 11.8%.

Competition

Our competition in the data migration services marketplace is primarily the same set of strategic alliance candidates with which we are working to develop relationships. Most of these candidates are either performing data migration services themselves through the deployment of their own in-house technical resources or are purchasing data migration software tools from our remaining competitors to assist them in their data migration projects. Our challenge is to paint a picture of compelling benefits sufficient to displace these existing internal data migration services and tools and replace them with ours.

At such time as we advance our technology into an off-the-shelf version of licensable software, we will begin to compete with other data migration vendors that offer similar products. The major players in this space include: Ascential, which was recently acquired by IBM and typically focuses on very high-end migration projects; Informatica, which is recognized as one of the leaders in the data migration tool space; Sunopsis, which was recently acquired by Oracle and whose software tools are being embedded in Oracle’s application software products; and Pervasive Software, which is a public company that provides embeddable data management and integration software. These competitors actively market their products through established sales channels.

The results of the focus group market analysis we are currently conducting will assist us in determining our most effective positioning against these competitors over the long-term as we release additional products and services into the marketplace.

History—Reorganization with Aradyme Development Corporation

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

As a result of the merger, Aradyme Development (Nevada) became our wholly-owned subsidiary and its management personnel became our officers and directors to continue the business of Aradyme Development (Nevada) as our new operating subsidiary. At that time, we also changed the state of domicile of Aradyme Development (Nevada) to Utah. Upon completion of the reorganization, we changed our fiscal year from December 31 to September 30, which was the fiscal year of Aradyme Development (Nevada). This transaction was accounted for as a reverse acquisition. We changed our name from Albion Aviation, Inc. to Aradyme Corporation in conjunction with the reverse acquisition. We are the surviving entity for legal purposes, and the Utah (formerly Nevada) corporation is the surviving entity for accounting purposes. Accordingly, in this report, we discuss the activities and operations of the Nevada corporation, unless expressly stated otherwise.

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

Change of Corporate Domicile to Utah

In December 2006, we effected a change of domicile merger with our wholly-owned subsidiary for the purpose of changing our domicile from Delaware to Utah, and we became a Utah corporation effective December 29, 2006.

Protection of Proprietary Rights

We have adopted and implemented confidentiality and nondisclosure disciplines to protect the proprietary features of our DBMS technology. We routinely enter into confidentiality and nondisclosure agreements with our employees, consultants, customers, and others with access to confidential features of our technology. We cannot assure that the policies and procedures we implement will preserve the confidentiality of the confidential features of our technology.

To accelerate the protection of our technological or intellectual property, we are aggressively pursuing a new approach to technology patenting that has become accepted throughout the industry. Based on this approach, we are confident in our ability to patent our corporate intellectual property assets without disclosing the complete source code and core kernels of our technology. We also intend to register the following as trademarks in the United States: Aradyme™, Aradyme Data Navigator™, Aradyme Data Extractor™, Aradyme Harbor Master™, Aradyme Port Authority™, and the Aradyme eHarbor™ web portal. We anticipate that we may register additional trade or service marks in the United States or foreign markets in order to facilitate market identification, recognition, and differentiation of our products and services.

Research and Development

Based on the results of ongoing market research and analysis, our technical team continues its efforts to refine, improve, and expand the capabilities of our DBMS product solutions and the application of our proprietary DBMS technology. We also encourage our technical personnel, who are actively engaged in the execution of data migration services, to provide feedback targeted at identifying new product or application opportunities. Our management and marketing and technical teams periodically review these new product or application opportunities and, when deemed appropriate in view of our limited resources, we undertake projects to evaluate and possibly commercialize these new products or applications.

As an integral quality assurance component of our development effort, we develop and implement testing and monitoring routines in our applications to measure and improve product and service reliability and accuracy.

We have not reported research and development expense as a separate item in the preceding two fiscal years, but have included research and development as a component of operating expenses. We estimate that we have spent approximately $1.6 million and $1.5 million on research and development expenses during 2006 and 2005, respectively, none of which was paid by customers.

Employees

At January 12, 2007, we had 14 full-time employees, consisting of two executive, one administrative, and 11 technical, marketing, sales, and customer service employees. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage technical consultants to provide specific programming and other professional services as required.

Governmental Regulation; Environmental Compliance

Our products and services are not subject to present or expected probable material governmental regulation, including environmental laws.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain our corporate offices in approximately 14,639 square feet at 1255 North Research Way, Building Q, Suite 3500, Orem, Utah 84097, under a lease expiring in May 2010, with current monthly lease payments of $17,689. The lease includes provisions that increase the basic lease rate by $0.50 per square foot every 13 months and the amount of leased space increases over the lease term to 16,185 square feet until reaching a maximum monthly payment of $21,580 in May 2009. The lease included an incentive for five free months in 2005, the first year of the lease. As a part of our ongoing cost-control measures, we are currently evaluating our facilities needs and options for our foreseeable future needs and may seek to reduce the size of our facilities.

ITEM 3. LEGAL PROCEEDINGS

We are a party from time to time to routine litigation incidental to our business. Other than as described below, there is currently no pending or threatened litigation that we believe may be material to our financial results.

In November 2006, Saber Corporation, the primary contractor on one of our HAVA projects, threatened to initiate arbitration proceedings with regard to approximately $115,000 in damages, plus attorneys’ fees, it claimed to have suffered as a result of what it characterized as breaches of our obligations under the subcontracting agreement. We disagree with Saber’s assertions and characterizations and are prepared to defend such an action vigorously if that becomes necessary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 2006, at the annual meeting of our stockholders, the stockholders voted as indicated on the following matters submitted to them for consideration:

(a)	elect James R. Spencer, Merwin D. Rasmussen, and Jeffrey S. Bennion as our directors by a plurality as shown below:

Director	For	Against

James R. Spencer	27,924,885	130,313
Merwin D. Rasmussen	27,891,885	163,313
Jeffrey S. Bennion	27,987,698	67,500

(b)	change our domicile from Delaware to Utah and approve the Plan of Merger as shown below:

For	Against	Abstain
20,777,744	7,400	1,000

(c)	amend our articles of incorporation to increase our capitalization from 50,000,000 to 150,000,000 shares of common stock as shown below:

For	Against	Abstain
20,636,153	138,337	11,654

(d)	approve the 2006 Long-Term Incentive Plan as shown below:

For	Against	Abstain
20,497,416	276,293	12,435

Following the election, we effected the change of domicile merger with our wholly owned subsidiary and became a Utah corporation effective December 29, 2006. We have also prepared articles of amendment to our amended and restated articles of incorporation that will implement the increase in our capitalization that was approved by our stockholders when filed within the state of Utah.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Over-the-Counter (“OTC”) Bulletin Board on June 4, 2002, under the symbol ABAV. The symbol changed in December 2002 to ADYE. The following quotations were reported by the OTC Bulletin Board website and reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for many of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated:

	Low	High
Fiscal Year Ended September 30, 2007:
Quarter ending March 31, 2007 (through January 11, 2007)	$0.08	$0.10
Quarter ending December 31, 2006	0.07	0.15

Fiscal Year Ended September 30, 2006:
Quarter ended September 30, 2006	0.07	0.21
Quarter ended June 30, 2006	0.12	0.33
Quarter ended March 31, 2006	0.25	0.51
Quarter ended December 31, 2005	0.30	0.51

Fiscal Year Ended September 30, 2005:
Quarter ended September 30, 2005	0.35	0.69
Quarter ended June 30, 2005	0.58	1.18
Quarter ended March 31, 2005	0.96	1.80
Quarter ended December 31, 2004	0.64	1.53

On January 11, 2007, the closing bid price of our common stock on the OTC Bulletin Board was $0.09 per share.

As of January 11, 2007, we had approximately 466 stockholders of record. We have never paid cash dividends on our common stock and do not anticipate that we will pay cash dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business.

Recent Sales of Unregistered Securities

In August 2006, we issued 50,000 shares of common stock and warrants to purchase 500,000 shares of common stock with an average exercise price of $0.32 per share to a consultant under the terms of a consulting agreement signed in May 2006.

The consultant negotiated the terms of the transaction directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with this transaction, and no underwriter participated. The consultant acknowledged, in writing, the receipt of restricted securities and consented to a legend on the certificates issued and stop-transfer instructions with the transfer agent. This transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

In August and September 2006, we sold 1,012,500 shares of our common stock to investors who purchased shares under the terms of the April 17, 2006 Revised and Restated Stock Purchase Agreement with Eagle Capital, formerly known as Eagle Rock Capital, LLC, an affiliate. These shares were purchased by the investors for total proceeds to us of $202,500, or $0.20 per share. Warrants to purchase 1,265,625 shares of common stock, exercisable at $0.40 per share any time on or after December 12, 2006, through December 12, 2011, were also issued to the investors at that time.

In December 2006, we sold 500,000 shares of our common stock to Eagle Capital, an affiliate, under the terms of the April 17, 2006 Revised and Restated Stock Purchase Agreement. These shares were purchased by the investor for total proceeds to us of $100,000, or $0.20 per share. Warrants to purchase 625,000 shares of common stock, exercisable at $0.40 per share any time on or after December 12, 2006, through December 12, 2011, were also issued to an investor at that time.

In the transactions under the April 17, 2006, Revised and Restated Stock Purchase Agreement, the purchaser negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The purchaser acknowledged, in writing, the receipt of restricted securities and consented to a legend on the certificate issued and stop-transfer instructions with the transfer agent. These transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements included elsewhere in this report. The following information contains forward-looking statements.

General

We provide data management solutions and services based on our unique and proprietary database management systems, or DBMS. Our current focus is on providing data migration/conversion and data integration products and services to large software integrators and to smaller independent software vendors. Our solutions allow our customers to aggregate, consolidate, cleanse, and integrate data and help to address and resolve data issues resulting from having multiple, disparate systems.

Management believes that the fiscal year ended September 30, 2006, was a year that allowed us to prove our technology and to expand relationships with potential customers, even though we experienced a significant downturn in sales, which contributed in increased losses over the previous year. In the year ended September 30, 2006, we had a net loss of approximately $2.7 million, compared to a net loss of approximately $2.3 for the previous fiscal year ended September 30, 2005, and total revenue of $0.8 million for the fiscal year ended September 30, 2006, compared to $1.1 million for the prior fiscal year. These significant downward trends were attributable principally to our inability to attract new contracts following expiration of the federally-funded Help America Vote initiative prior to the 2006 elections and to delays and cancellations in projects for which we had been contracted to provide solutions. This has resulted in reductions in our cash balance, net working capital, stockholders’ equity, and accounts receivable, and increases in our accounts payable, accrued expenses, and short-term debt obligations. These pressures have required us to implement cost-cutting measures, including personnel reductions, and to defer some payments of payroll, payroll taxes, and trade accounts payable.

During the recently completed fiscal year, while working toward completion of contracts signed in prior years, we were able to commence one large contract for custom data migration services to a large software integrator serving a state customer and begin executing our strategy to provide our data migration/conversion solutions to independent software vendors. Agreements with two different independent software vendors were signed and work commenced on several subcontracts through them to provide our solutions to municipalities or governmental agencies. Due to the delivery schedule of contracts in process and new contracts signed and our inability to sign and begin work on new significant contracts in the fiscal year, we were disappointed to not be able to produce revenue growth compared to the prior fiscal year. However, we believe that several of the subcontracts for which we are providing services will yield additional revenue for us in fiscal 2007. During fiscal 2006, we completed the data migration work under several state voter registration subcontracts that commenced in fiscal 2005. Although we were not able to advance our revenue and reduce our net loss as compared to the prior year, management believes that we have made significant advances in developing relationships that are expected to lead to future revenue.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management has been successful negotiating contracts that are expected to increase revenue, is in the process of building relationships with potential customers, is submitting proposals and bids to obtain additional contracts, and plans to raise at least $3.0 million through private placement of our preferred and/or common stock to sustain operations until revenues are sufficient to cover costs.

In December 2005, we executed an agreement to secure at least $1.0 million in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Through the end of fiscal 2006, a total of $1.7 million was provided to us under this agreement. Additional funds may be provided through the exercise of warrants granted under the agreement. Even if the balance of $1.3 million is funded by March 2007 under the agreement, we also anticipate that we may require additional capital in the future to meet our ongoing cash requirements until we are able to generate sufficient revenues from the commercialization of our technology and delivery of our services to fund our anticipated operations and expansion. However, we cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

We had a net loss of $2,747,506 for the year ended September 30, 2006, as compared to a net loss of $2,332,682 for the year ended September 30, 2005, an increased loss of approximately 17.8%. This increased loss in the 2006 fiscal year resulted from lower revenue than the prior year and increased costs to develop relationships that are expected to lead to future contracts and revenue, costs to deliver on current contract requirements, and costs to continue to advance our technologies.

As noted above, our revenues for the year ended September 30, 2006, were $816,073, a 27.8% decline from our revenues of $1,130,016 for the preceding fiscal year. Several of the deliverables for payment milestones that were expected to result in revenue recognized in fiscal 2006 were delayed by the customer beyond the end of the fiscal year and have now been completed, or are expected to be completed and recognized in the 2007 fiscal year.

Our principal operating expenses are for employee wages, payroll taxes and benefits, and consultant contract services with those providing technical and other services. In order to meet our contractual obligations in delivering solutions, to drive additional development of our technologies, and to develop customer relationships we hope will result in higher levels of revenue, we increased our personnel resources during the first half of the fiscal year. Personnel reductions later in the fiscal year did not compensate for higher employee levels earlier. As a result, wage-related expenses increased from $2,301,012 for the year ended September 30, 2005, to $2,575,532 for the year ended September 30, 2006, an increase of 11.9%. As a result of the overall lower level of business activity and corresponding decreased revenue, our use of contract services was lower, decreasing from $380,064 for the year ended September 30, 2005, to $300,778 for the year ended September 30, 2006, a decrease of 20.9%. Due to delivery costs on current contracts, increased developmental efforts, and the additional sales and marketing costs needed to explore and promote new customer relationships and contracts, our total operating expenses increased from $3,200,398 for the year ended September 30, 2005, to $3,459,685 for the year ended September 30, 2006, an increase of 8.1%. Due to the delay or failure to continue to increase our revenue in the second half of the 2006 fiscal year, management organized and executed a cost reduction program at the end of the third fiscal quarter, involving a reduction in force of 15 employees, which was over a third of our workforce. This reduction brought our staffing more in line with then-current development and operations activities. However, we also implemented further cost-reduction measures in the final quarter, and even further cost-reduction measures in January 2007. We will continue to review and act on additional cost reductions in fiscal year 2007.

Other expense for the year ended September 30, 2006, includes $103,894 of interest accrued or paid on loans outstanding during the fiscal year and borrowings to finance our insurance premiums. During the preceding fiscal year, other expense of $262,407 included $194,443 of noncash expenses derived from expensing the valuation of warrants and common stock issued in conjunction with amounts loaned to us, $39,893 of loss on the disposal of unused assets resulting from the relocation of our offices in early 2005, and $27,964 of interest accrued and paid on borrowings during the year ended September 30, 2005.

Liquidity and Capital Resources

Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the year ended September 30, 2006, we used cash of $1,826,921 for operating activities and $64,005 for investing activities, which was provided by $1,841,943 from financing activities, resulting in a net decrease in cash of $48,983 during the period. Of the cash provided by financing activities, $1,500,000 in equity and a net of $375,000 in debt ($645,000 loaned, less $370,000 repaid) was provided by our affiliates.

As of September 30, 2006, we had a working capital deficit of $1,391,760, compared to working capital of $594,550 as of September 30, 2005. As of September 30, 2006, we had an accumulated deficit of $9,470,037 and a total stockholders’ deficit of $1,153,591, compared to an accumulated deficit of $6,590,974 and stockholders’ equity of $355,950 as of September 30, 2005. The auditors’ report for the year ended September 30, 2006, as in prior years, contained an explanatory paragraph regarding our ability to continue as a going concern.

Between September 30, 2006, and the filing of this report, we obtained and repaid loans from a stockholder totaling $90,000 and received $100,000 in net proceeds from the sale of restricted common stock. Also, we expect to sell additional common stock under the terms of a stock purchase agreement with an affiliate signed in April 2006.

Currently, portions of our accounts payable and a significant amount of payroll taxes are past due, and some payroll amounts due to our employees have been accrued but not yet paid. Notes aggregating $409,318 due affiliates and $179,397 due a stockholder, plus interest, are past due. We have not received a demand for payment from any of these creditors, and none has advised us of an intent to seek collection at this time.

Although we signed some new contracts in the fourth quarter ending September 30, 2006, and the first quarter of fiscal 2007, these contracts together with our accounts receivable are not expected to generate sufficient cash to fund our operations in the near future, so we continue to work with our current and future funding allies to seek the additional capital necessary to commercialize our products and services.

We estimate that we will require approximately $3.0 million in cash, which we have sought to obtain principally through the sale of securities, to fund our activities until revenues are sufficient to cover costs. In December 2005, we executed an agreement with Eagle Capital, an affiliate, to secure at least $1.0 million in new equity financing, with provisions under which the affiliated investor could, but was not required to, provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Through the end of fiscal 2006, a total of $1.7 million was provided to us under this agreement. Additional funds may be provided through the exercise of warrants granted under the agreement. Currently, the purchase prices of the securities under this funding agreement are higher than current market prices for our common stock. Accordingly, we expect that we will need to renegotiate this agreement to provide for lower sales and warrant exercise prices in order to incentivize further investment under this agreement, if any funding is available

Even if the balance of $1.3 million, or more, is funded by March 2007 under the agreement, we anticipate that we may require additional capital in the future to meet our ongoing cash requirements until we are able to generate sufficient revenues from the commercialization of our technology and delivery of our services to fund our anticipated operations and expansion. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

If we cannot obtain substantial amounts of additional equity quickly, we may be unable to continue.

Other Items

We have reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that the following pronouncements may have an effect on future financial position or results of operations:

In December 2004, the Financial Accounting Standards Board, or FASB, issued State of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” SFAS No. 123(R) amends SFAS No. 123, “Accounting for Stock-based Compensation,” and Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an employee stock ownership plan) or by incurring liabilities (1) in amounts based (even in part) on the price of the company’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company’s shares or other equity instruments.

This statement is effective for public companies qualifying as Securities and Exchange Commission small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations that will be in effect in the 2007 fiscal year.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. This pronouncement was effective December 15, 2005. Currently, we have not made any changes in accounting principles; therefore, the adoption of SFAS No. 154 likely will not impact our financial position or results of operations.

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

Revenue Recognition

Revenues are primarily derived from providing data migration/conversion services, developing custom software, and selling software licenses and related services, which include maintenance, support, consulting, and training services. Revenues from data migration/conversion services, custom software development, and license arrangements and related services are recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9. We generally recognize revenue when all of the following criteria are met, as set forth in paragraph 8 of SOP 97-2: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the fee is fixed or determinable; and (iv) collectibility is probable. The third and fourth criteria may require us to make significant judgments or estimates. We define each of these four criteria as follows:

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

For data management solutions and services and custom software development contracts, generally revenue is previously agreed upon as a fixed price in the customer contract. Some contracts may include a definition of progress “milestones” or “phases,” with corresponding revenue elements established for each milestone or phase. The standard contract defines that if we have met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable by us.

For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions. Therefore, we recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue.

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

Certain Risks

During the most recently completed fiscal year, lower revenue resulted in increased operating losses as compared to the preceding year.

For the fiscal year ended September 30, 2006, we reported a net loss of approximately $2.7 million on revenues of approximately $0.8 million, as compared to a loss of approximately $2.3 million on revenues of approximately $1.1 million the previous year. We expect our operating losses to continue and perhaps increase because we continue to experience low sales, and the revenues from existing new agreements will not be sufficient to meet our projected operating expenses. For that reason, our losses from operations will likely continue until we are able to generate significantly higher revenue. Accordingly, we are dependent upon obtaining substantial amounts of additional financing in order to continue.

We need additional capital.

We will require additional capital to fund continuing operating losses and completion of current and future contracts and to fund product development, marketing, and sales, even if we negotiate the applicable per share prices in order to complete the sale by March 2007 of the discretionary $1.3 million balance under the funding agreement we entered into in December 2005 with Eagle Capital, an affiliate. This funding agreement provides for future additional equity investment but does not contractually obligate Eagle Capital to provide any additional amounts, but merely provides for financial disincentives if Eagle Capital fails to do so. Because of recent trading prices for our common stock well below the prices provided in this funding agreement, we expect that we will need to agree to substantially lower prices under the funding agreement in order to incentivize further investment, if any is available. We may seek required funds from the sale of additional securities, strategic alliances, or other arrangements. Any of such arrangements may dilute the interest of our existing stockholders or our interest in our products. We cannot assure that additional funds could be obtained or, if obtained, would be on terms acceptable or favorable to us.

We anticipate that a significant amount of our future revenue will be dependent on our strategic alliances and our ability to successfully cultivate and secure relationships with new companies and/or systems integrators and/or independent software vendors

In recent years, we have entered into agreements with several companies, systems integrators, and independent software vendors to provide data migration/conversion. Most of our work in the fiscal year ended September 30, 2006, centered on working with our strategic allies to provide solutions that would allow states to implement a centralized uniform interactive voter registration database mandated by HAVA or in public safety database consolidation and new system implementation. In many instances, we are and expect to be a subcontractor with a major, third-party, electronic data services provider and will be dependent on those major firms for administration and implementation of our agreements. In these instances, our strategic allies are significantly larger with greater financial, technical, and managerial resources, and we may be at a relative disadvantage in administering and operating under our agreements. The data migration/conversion or data integration solutions and services that we expect to provide are a minor portion of the total contract value. Although we do offer and provide solutions and services independently as a prime contractor, most of our business at this time is performed in conjunction with our strategic alliances, as many of our customers are looking to perform data migration/conversion and data integration as part of larger, information technology projects.

Because we act as a subcontractor in most of our current contractual arrangements, we are exposed to the risks of successful project management and delivery of a prime contractor and other subcontractors and their ability to satisfy the requirements of the end customer.

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

As most of our sales and marketing activities are currently focused on providing data migration/conversion and data integration solutions to large systems integrators that service state and federal governmental entities or commercial enterprises, we have encountered and will continue to encounter long sales cycles in which it may take us many months to identify and initiate contacts with a strategic ally and coordinate the bidding or other award process with the state or federal government, develop teaming arrangements, accommodate state or federal budgetary cycles, and meet other requirements, all in the context of state and federal political environments. Accordingly, we expect that we will incur marketing costs for several months before we are able to determine whether or not we will be able to obtain a contract for services with any state or federal government agency. If we do not secure a contract for services, we will not be able to recover any of the marketing costs we incur to pursue that contract. Even if we are able to secure an agreement, we cannot assure that the revenue we receive will compensate us for the marketing costs we incurred plus the costs of providing the required services.

Our solutions, sales, marketing, and performance credibility and, in turn, our ability to be successful in marketing our products, solutions, and services will be damaged if we do not meet our current and expected contractual commitments.

The level of success we are ultimately able to achieve in the marketplace is dependent on our ability to fulfill our current and future contractual commitments. We expect that a failure on our part to successfully and effectively deliver solutions to customers on time, adjust for continually changing customer requirements, and/or adapt to issues that may arise in working with one or more of our strategic allies will damage our ability to market our product and services, particularly for data migration/conversion. Our failure in the market would likely have an adverse impact on our efforts to market our data migration/conversion and data integration solutions and services or other products. Our focus on meeting our contractual commitments may divert our limited resources from other opportunities that may have greater economic potential. Currently, we have a dispute with a strategic ally that could result in arbitration, which in turn could have an adverse impact on our relationship with other strategic allies.

Any substantial increase in sales may expose us to risks inherent in rapid expansion.

As a result of continuing staff reductions in order to cut costs, we have limited technical, managerial, and financial resources, which have become even more limited with our recent cost-cutting measures, and we would have to expand those resources significantly if we encountered substantial growth in the sale of our data migration/conversion and data integration solutions and services, either within the existing markets we service or in other areas, or other products we offer or may develop. We cannot assure that we would be able to successfully manage substantial expansion of our resources and capabilities.

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

Because our customers will use our products and services on mission-critical applications, such as data and inventory control, any errors, defects, or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results, or financial condition. Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations of liability provisions. A service-related liability claim brought against us, even if unsuccessful, could be time-consuming, costly to defend, and harm our reputation.

We work with confidential customer data and, as such, our business could be damaged and we could potentially be exposed to liability in the event that we experienced a breach in our security.

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

Our success will depend, in part, upon our intellectual property rights. Litigation to enforce intellectual property rights or to protect trade secrets could result in substantial costs and may not be successful. Any inability to protect intellectual property rights could seriously harm our business, operating results, and financial condition. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect those intellectual property rights.

Claims that we infringe upon the intellectual property rights of others could be costly to defend or settle.

Litigation regarding intellectual property rights is common in the software industry. We expect that software technologies and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights will be sufficient to allow us to market products and services without incurring third-party liability, third parties may bring claims of infringement against us. Any litigation to defend against claims of infringement or invalidity, whether or not meritorious, could result in substantial costs and diversion of resources. Furthermore, a party making a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products or services. Our business, operating results, and financial condition could be harmed if any of these events occurred.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements, including the report of independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no change in accountants or disagreement with accountants on accounting and financial disclosure during the fiscal year ended September 30, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2006, our disclosure controls and procedures were effective, except that we treat stock as being issued and outstanding if we have received all consideration to be paid and all other conditions under the applicable stock purchase have been satisfied, even though stock certificates have not been delivered to the purchaser.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that our chief financial officer has not been our full-time employee since October 13, 2006. He has other full-time employment but continues to assist us as our chief financial officer as his time allows in completing our financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the captions “Corporate Governance,” “Proposal 1. Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption “Principal Stockholders” is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation of Aradyme Development Corporation	This filing.
3.02	Articles of Merger	This filing.
3.03	Articles of Amendment of Amended and Restated Articles of Incorporation of Aradyme Corporation	This filing.
3.04	Bylaws	This filing.
Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.01	Specimen stock certificate	This filing.

Item 10.	Material Contracts
10.03	Software License Agreement between Dan Faust and Systems Research, Inc. dated April 28, 2001	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.05	Form of Convertible Promissory Note with schedule	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.06	Modification and Documentation of Obligations effective September 29, 2003	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.07	2003 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.08	Conversion letter regarding obligation due the Tanner Spencer Group dated September 30, 2003	Incorporated by reference from the annual report on Form 10-KSB/A for the year ended September 30, 2003, filed January 30, 2004.
10.09	Canyon Park Technology Center Office Building Lease Agreement as of November 30, 2004, between TCU Properties III, LLC, and Aradyme Corporation	Incorporated by reference from the current report on Form 8-K filed December 14, 2004.
10.10	2004 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2004, filed January 13, 2005.
10.11	Securities Purchase Agreement between Aradyme Corporation and Shan Lassig dated December 29, 2004, effective November 15, 2004	Incorporated by reference from the current report on Form 8-K filed January 5, 2005.
10.12	Form of Convertible Note	Incorporated by reference from the current report on Form 8-K filed January 5, 2005.

10.14	Executive Employment Agreement between Aradyme Corporation and Kirk Tanner dated February 11, 2005**	Incorporated by reference from the annual report on Form 10-KSB/A for the year ended September 30, 2004, filed February 14, 2005.
10.18	Agreement and Release between Aradyme Corporation and Kirk Tanner dated November 15, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006
10.19	Form of Warrant	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2005, filed August 11, 2005.
10.20	Promissory Note to EnviroFresh, Inc. dated June 30, 2005	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2005, filed August 11, 2005.
10.21	Promissory Note to Merwin D. Rasmussen, PC, dated June 30, 2005	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2005, filed August 11, 2005.
10.22	Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.23	Registration Rights Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.24	Form of Warrant to be Issued Pursuant to Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.25	Executive Employment Agreement between Aradyme Corporation and James R. Spencer, dated December 12, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.

10.26	Executive Employment Agreement between Aradyme Corporation and Scott A. Mayfield, dated December 12, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.27	Executive Employment Agreement between Aradyme Corporation and Merwin D. Rasmussen, dated December 12, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.28	Conversion Agreement between Aradyme Corporation and Shan Lassig, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.29	Revised and Restated Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated April 17, 2006	Incorporated by reference from the current report on Form 8-K filed April 19, 2006
10.30	Revised and Restated Registration Rights Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated April 17, 2006	Incorporated by reference from the current report on Form 8-K filed April 19, 2006
10.31

Form of Warrant to Purchase Shares of Common Stock (to be issued pursuant to Revised and Restated Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, effective December 12, 2005)

Incorporated by reference from the current report on Form 8-K filed April 19, 2006
10.32	Promissory Note for $150,000 payable to EnviroFresh, Inc. d/b/a Eagle Rock Funding dated June 28, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006
10.33	Promissory Note for $125,000 payable to EnviroFresh, Inc. d/b/a Eagle Rock Funding dated July 14, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006
10.34	2006 Long-Term Incentive Plan	This filing
Item 14.	Code of Ethics
14.01	Aradyme Corporation Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB/A for the year ended September 30, 2003, filed January 30, 2004.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable Securities and Exchange Commission reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

**	Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 13 of Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by HJ & Associates, LLC, for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2006, and reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that year, were $36,433. The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2005, and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $23,754.

Audit Related Fees

HJ & Associates, LLC did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended September 30, 2006, or the fiscal year ended September 30, 2005, that are not included under Audit Fees above.

Tax Fees

The aggregate fees billed by HJ & Associates, LLC, for professional services rendered for tax compliance, tax advice, and tax planning were $2,062 in the fiscal year ended September 30, 2006. The aggregate fees billed by HJ & Associates, LLC, for professional services rendered for tax compliance, tax advice, and tax planning were $3,646 in the fiscal year ended September 30, 2005.

All Other Fees

HJ & Associates, LLC did not perform any services for us or charge any fees other than the services described above under “Audit Fees” for either the fiscal year ended September 30, 2006, or the fiscal year ended September 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARADYME CORPORATION

Date: January 16, 2007	By: /s/ James R. Spencer
James R. Spencer
Its Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 16, 2007	/s/ James R. Spencer
James R. Spencer, Chairman

/s/ Merwin D. Rasmussen
Merwin D. Rasmussen, Director

                       ARADYME CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006

                                 C O N T E N T S

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aradyme Corporation and Subsidiary
Orem, Utah

We have audited the accompanying consolidated balance sheet of Aradyme
Corporation and Subsidiary (the Company) as of September 30, 2006 and the
related consolidated statements of operations, stockholders' equity (deficit)
and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aradyme
Corporation and Subsidiary as of September 30, 2006 and the results of their consolidated operations and their cash flows for the years ended September 30,
2006 and 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
December 27, 2006

                                    ARADYME CORPORATION AND SUBSIDIARY
                                        Consolidated Balance Sheet

                                                  ASSETS

                                                                                                    September 30,
                                                                                                         2006
                                                                                                 ---------------------
CURRENT ASSETS

   Cash                                                                                             $        35,502
   Accounts receivable, net of allowance                                                                    101,884
   Prepaid insurance                                                                                         66,916
                                                                                                   ----------------

      Total Current Assets                                                                                  204,302
                                                                                                    ---------------

PROPERTY AND EQUIPMENT, NET (Notes 1g and 2)                                                                126,677
                                                                                                    ---------------

OTHER ASSETS

   Prepaid license fees (Note 3b)                                                                            89,912
   Deposits                                                                                                  21,580
                                                                                                   ----------------

      Total Other Assets                                                                                    111,492
                                                                                                    ---------------

      TOTAL ASSETS                                                                                   $      442,471
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

                                    ARADYME CORPORATION AND SUBSIDIARY
                                  Consolidated Balance Sheet (Continued)

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                   September 30,
                                                                                                       2006
CURRENT LIABILITIES

   Accounts payable                                                                               $         211,041
   Accrued expenses                                                                                         727,806
   Notes payable - related party (Note 3a)                                                                  409,318
   Notes payable (Note 4)                                                                                   247,897
                                                                                                 ------------------

      Total Current Liabilities                                                                           1,596,062
                                                                                                  -----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 1,000,000 shares authorized of $0.001
      par value, 0 shares issued and outstanding                                                                  -

   Common stock: 150,000,000 shares authorized of $0.001
      par value, 34,442,046 shares issued and outstanding                                                    34,442
   Additional paid-in capital                                                                             8,282,004
      Accumulated deficit                                                                                (9,470,037)
                                                                                                  ------------------

      Total Stockholders' Equity (Deficit)                                                               (1,153,591)
                                                                                                  ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $         442,471
                                                                                                  =================

          The accompanying notes are an integral part of these consolidated financial statements.

                                    ARADYME CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Operations

                                                                            For the Years Ended September 30
                                                                            2006                        2005
                                                                       ----------------             ---------------

REVENUES                                                               $        816,073             $     1,130,016
                                                                       ----------------             ---------------

OPERATING EXPENSES

   Wages and payroll taxes                                                    2,575,532                   2,301,012
   Contract services                                                            300,778                     380,064
   Rent                                                                         185,412                     117,784
   Depreciation and amortization                                                 75,641                      39,402
   Other operating expenses                                                     322,322                     362,136
                                                                      -----------------           -----------------

      Total Operating Expenses                                                3,459,685                   3,200,398
                                                                       ----------------            ----------------

LOSS FROM OPERATIONS                                                         (2,643,612)                 (2,070,382)
                                                                       ----------------            ----------------

OTHER INCOME (EXPENSE)

   Loss on sale of assets                                                             -                     (39,893)
   Interest expense                                                            (103,894)                   (222,407)
                                                                       ----------------             ---------------

Total Other Expense                                                            (103,894)                   (262,407)
                                                                       ----------------             ---------------

NET LOSS                                                               $     (2,747,506)            $    (2,332,682)
                                                                       ================             ===============

BASIC LOSS PER SHARE                                                   $         (0.09)             $         (0.10)
                                                                       ===============              ===============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                           31,115,505                  24,438,337
                                                                        ===============              ==============

         The accompanying notes are an integral part of these consolidated financial statements.

                                       ARADYME CORPORATION AND SUBSIDIARY
                            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                 Common Stock              Additional
                                                                 ------------               Paid-In        Accumulated
                                                             Shares         Amount           Capital          Deficit
                                                             ------         ------           -------          -------

    Balance, September 30, 2004                             23,151,046       $23,151        $4,465,510      $ (4,258,293)

    November 2004,
       common stock issued for services                        270,000           270           172,530                 -

    November 2004,
       common stock issued to lender                            25,000            25            19,975                 -

     November 2004,
       warrants issued to lender                                                               107,787                 -

    December 2004 - March 2005, common stock
     issued for cash at $1.00 per share
     pursuant to a private placement memorandum                976,000           976           975,024                 -

    June 2005,
       common stock issued for exercise of non
       qualified stock option at $0.416 per share                7,500             8             3,112                 -

    June 2005,
       common stock issued for cash at
       $0.50 per share                                         800,000           800           399,200                 -

    June 2005, warrants issued
       to lender                                                     -             -            66,656                 -

    Net loss for the year ended
       September 30, 2005                                            -             -                 -        (2,332,682)
                                                        --------------      --------        ----------       -----------

    Balance, September 30, 2005                             25,229,546       $25,230        $6,209,794       $(6,590,975)
                                                         =============       =======        ==========       ===========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                            ARADYME CORPORATION AND SUBSIDIARY
                          Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Common Stock              Additional
                                                                 ------------               Paid-In        Accumulated
                                                             Shares         Amount           Capital          Deficit
                                                             ------         ------           -------          -------
    Balance, September 30, 2005                             25,229,546       $25,230        $6,209,794     $(6,590,975)

    December 2005, common stock issued
       for cash at $0.20 per share, under
       stock purchase agreement                              5,000,000         5,000           485,362               -

    December 2005, warrants issued
      with common stock investment, $0.50
      per share exercise price                                       -             -           509,638               -

    December 2005, common stock issued to
       convert line of credit balance                          500,000           500           199,500               -

    February 2006 - April 2006, common stock issued
      for cash at $0.20 per share under
       stock purchase agreement                              2,500,000         2,500           216,797               -

    April 2006, warrants issued with
      common stock investment, $0.40
      per share exercise price                                       -             -           280,703               -

    Dividend deemed resulting from valuation
      difference on warrants granted to investor
      December 2005, cancelled and reissued
      April 2006                                                     -             -           131,556       (131,556)

    May - August 2006, warrants issued to
      consultant, $0.32 per share exercise price                     -             -            87,923               -

    May - August 2006, common stock issued
      to consultant at $0.16 per share                         200,000           200            31,800               -

    August - September  2006, common stock
       issued for cash at $0.20 per share, under
       stock purchase sub-agreement                          1,012,500         1,012           132,844               -

    September  2006, warrants issued with
      common stock investment, $0.40
      per share exercise price                                       -             -           168,644               -

    October 2005 - Sept 2006, stock offering costs                   -             -           (72,557)              -

    Net loss for the year ended
       September 30, 2006                                            -             -                 -     (2,747,506)
                                                           -----------       -------        ----------    -----------

    Balance, September 30, 2006                            $34,442,046       $34,442        $8,282,004    $(9,470,037)
                                                           ===========       =======        ==========    ===========

         The accompanying notes are an integral part of these consolidated financial statements.

                                   ARADYME CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows

                                                                            For the Years Ended September 30,
                                                                               2006                    2005
                                                                       --------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                            $         (2,747,506)   $         (2,332,682)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
      Depreciation                                                                   75,641                  39,402
      Common stock issued for services                                               32,000                  96,000
      Stock options issued for services                                                   -                       -
      Common stock issued for line of credit                                              -                  20,000
      Warrants  issued for services,  line of credit
        and promissory note                                                          87,923                 174,443
      Loss on disposition of assets                                                       -                  39,893
   Changes in assets and liabilities:
      Decrease/(increase) in accounts receivable                                    233,615                (306,239)
      (Increase) in prepaids                                                         (9,878)                (46,371)
      (Increase) in deposits                                                              -                 (16,620)
      Increase in accounts payable and accounts
         payable related party                                                       76,893                 100,367
      Increase in interest payable                                                   44,525                  18,190
      Increase in accrued expenses                                                  379,866                 252,118
                                                                       --------------------    --------------------

            Net Cash Used by Operating Activities                                (1,826,921)             (1,961,499)
                                                                       --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from sale of assets                                                        -                   3,811
      Purchase of fixed assets                                                      (64,005)               (132,206)
                                                                       --------------------    --------------------

            Net Cash Used by Investing Activities                                   (64,005)               (128,395)
                                                                       --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from related-party notes payable                                        645,000                 300,000
   Payments on related-party notes payable                                         (370,000)               (200,000)
   Proceeds from notes payable                                                      219,500                 632,500
   Payments on notes payable                                                       (282,500)               (202,500)
   Common stock issued for cash                                                   1,702,500               1,379,120
   Stock offering costs                                                             (72,557)                      -
                                                                       --------------------    --------------------

            Net Cash Provided by Financing Activities                             1,841,943               1,909,120
                                                                       --------------------    --------------------

NET (DECREASE) INCREASE IN CASH                                                     (48,983)               (180,774)

CASH AT BEGINNING OF PERIOD                                                          84,485                 265,259
                                                                       --------------------    --------------------
CASH AT END OF PERIOD                                                  $             35,502    $             84,485
                                                                       =====================   ====================

CASH PAID FOR:
   Interest                                                            $             26,974    $            22,043
   Income taxes                                                        $                  -    $                 -

         The accompanying notes are an integral part of these consolidated financial statements.

                                    ARADYME CORPORATION AND SUBSIDIARY
                            Consolidated Statements of Cash Flows (Continued)

                                                                            For the Years Ended September 30,
                                                                               2006                    2005
                                                                       --------------------    --------------------
NON-CASH TRANSACTIONS:

Common stock issued for services                                       $             32,000    $             96,000
Common stock issued to lender for line of credit commitment            $                  -    $             20,000
Warrants issued for services                                           $             87,923    $                  -
Warrants issued for line of credit or promissory note                  $                  -    $            174,443
Deemed dividend due to warrant reissuance to investor                  $            131,556    $                  -

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
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

b.  Accounting Method and Consolidation Policy

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end. All material balances have been eliminated in consolidation.

c.  Cash and Cash Equivalents

The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalent.

d.  Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is not presented because it is equal to basic loss per share as a result of the antidilutive nature of stock equivalents. The Company has excluded 20,689,125 common stock equivalents at September 30, 2006.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

d. Basic Loss Per Share (Continued)

                                                      For the Years Ended
                                                         September 30,
                                                   2006                2005
                                            ----------------    --------------
         Basic loss per share:

         Numerator - net loss               $     (2,747,506)   $   (2,332,682)
         Denominator - weighted average
           number of shares outstanding           31,115,505        24,335,682
                                            ----------------    --------------

         Loss per share                     $          (0.09)   $       (0.10)
                                            ================    =============

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
Net deferred tax assets consist of the following components as of September 30,
2006 and 2005:

                                                                                2006                   2005
                                                                         -----------------     -----------------
         Deferred tax assets:
         Net operating loss carryover                                    $       2,864,900     $       2,028,500
         Deferred tax liabilities:                                                       -                     -
         Depreciation                                                                  400                (8,100)

         Valuation allowance                                                    (2,865,300)           (2,020,400)
                                                                         ------------------    -----------------

         Net deferred tax asset                                          $               -     $               -
                                                                         =================     =================

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

f. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2006 and 2005, due to the following:

                                                                                  2006                 2005
                                                                         -----------------     -----------------

         Book Income                                                     $      (1,071,527)    $        (909,746)
         Depreciation                                                                6,815                (1,576)
         Unrealized Loss                                                                 -                     -
         Other                                                                           -                 1,755
         Accrued Liabilities/Related-Party Payables                                122,415                30,102
         Stock for Services/Options Expense                                         46,770
         143,224
         Valuation allowance                                                       895,527               736,241
                                                                         -----------------     -----------------

                                                                         $               -     $               -
                                                                         =================     =================

At September 30, 2006, the Company had net operating loss carryforwards of approximately $7,600,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the September
30, 2006, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

h. Revenue Recognition (Continued)

The Company recognizes revenue from data services based on fixed pricing as set forth in the customer contract. Most contracts include a definition of progress
"milestones" or "phases" with corresponding revenue elements for each milestone or phase. The standard contract defines that, if the Company has met all of the conditions and requirements of that milestone or phase, then revenue is earned and billable. Most contracts also provide for change orders that are necessitated by changes in scope or duties after the initial contract with a customer is signed. Revenue from data services was $816,073 in fiscal 2006 and
$1,130,016 in fiscal 2005.

The Company records billings and cash received in excess of revenue earned as deferred revenue. The Company's deferred revenue balance generally results from contractual commitments made by customers to pay amounts to the Company in advance of revenues earned. There was no deferred revenue at September 30, 2006.

i.  Long-Lived Assets

All long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable per Statement of Financial Accounting Standards ("SFAS") No. 142. Any impairment in value is recognized as an expense in the period when the impairment occurs.

j.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS
No. 123(R) amends SFAS No. 123, "Accounting for Stock-based Compensation," and
Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees." SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

offering to issue) its shares, share options, or other equity instruments
(except for those held by an employee stock ownership plan or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require)
settlement by the issuance of a company's shares or other equity instruments.
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

l.   Significant Customers

In fiscal 2006, four customers that each accounted for greater than 10% of the
Company's total annual revenue, accounted for approximately 87% of total annual revenue. In fiscal 2005, three customers that each accounted for greater than
10% of the Company's total annual revenue, accounted for approximately 78% of total annual revenue.

NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      September 30,
                                                           2006
                                                    ---------------
         Equipment                                  $       223,362
         Furniture                                           34,586
         Accumulated depreciation                          (131,271)
                                                    ---------------
                                                    $       126,677
                                                    ===============

Total depreciation expense for the years ended September 30, 2006 and 2005, was
$75,641 and $39,402, respectively.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 3--RELATED-PARTY TRANSACTIONS

a.  Related-Party Payables

Related-party transactions included three loans from an affiliate of a director of the Company, with principal and interest balances due at September 30, 2006, as indicated:

                                                                                                    September 30,
                                                                                                          2006
         $100,000 note payable, due October 15, 2005, with interest accruing at
                 10%, secured by the accounts receivable of the Company.                          $         110,795

         $150,000 note payable, due July 28, 2006, with interest accruing at
                 36%, secured by the accounts receivable of the Company.                                    163,907

         $125,000 note payable, due August 14, 2006, with interest accruing at
                 36%, secured by the accounts receivable of the Company.                                    134,616
                                                                                                  -----------------

         Total related-party loans outstanding at September 30, 2006                              $         409,318
                                                                                                  =================

Accrued interest paid in 2006 to related parties through cash payment was
$1,690.

b.  Software License Agreement

The Company entered into a Software License Agreement for the rights to the software and related intellectual property on which its proprietary Aradyme
Database Management System is based, with two of the founders of the Company, who were also principal stockholders when the license was originally agreed to.
In May 2004, the Company exercised its right to purchase the software upon expiration of the agreement for one dollar. The Company remains obligated to pay a fee equal to ten percent (10%) of all license fees collected by the Company for each license sold, distributed, or otherwise disposed of externally. The license fee shall be paid until a total of $2,000,000 has been paid to the individuals. The prepaid balance of $89,912 as of September 30, 2006, results from cumulative payments of $95,250 paid through September 30, 2005, offset by
$5,338 earned and expensed.

NOTE 4--NOTES PAYABLE

Notes payable consisted of the following at September 30, 2006:

         $52,500 note payable to an insurance premium financing company,                               $     52,500
         interest accrued at 12% per annum, unsecured, paid in 9 equal installments through May 30, 2007.

         $100,000 note payable to a stockholder of the Company, interest 108,397 accrued at 12.0% per annum, unsecured, due on March 20, 2006.

         $50,000 note payable to a stockholder of the Company, interest accrued
         70,000 at $5,000 per month, unsecured, due October 8, 2006.

         $17,000 note payable to a stockholder of the Company, no interest
         accruing, unsecured, due on demand.                                                                 17,000
                                                                                                        -----------
             Total Notes Payable (Current)                                                              $   247,897
                                                                                                        ===========

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 5--COMMITMENTS AND CONTINGENCIES

a.  Office Space

In December 2004, the Company entered into a 65-month lease for office space in a technology park in Orem, Utah. The lease calls for monthly payments averaging
$16,709 in fiscal 2006. Rent expense has been adjusted to amortize the effect of free rent, granted in the first year of the lease, over the term of the lease.
The lease includes escalation provisions that increase the basic rent by $0.50 per square foot every 13 months, and a right of first refusal for the Company to lease additional space on the same terms.

The total minimum lease payments due under this noncancellable lease are as follows:

                      2006                    $     200,511
                      2007                          241,426
                      2008                          248,844
                      2009                          256,263
                      2010                          107,900
                                              -------------

                     Total                    $   1,054,944
                                              =============

b.  Employment Agreements

In December 2005, the Company executed employment agreements with its executive officers, providing them termination benefits in the event they are terminated other than for cause.

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

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 6--EQUITY TRANSACTIONS (Continued)

b. Common Stock (Continued)

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

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 6--EQUITY TRANSACTIONS (Continued)

b. Common Stock (Continued)

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

On April 17, 2006, the Company revised and restated the terms of the investment agreements signed on December 12, 2005, between the Company and Eagle Rock
Capital, LLC. Under the revised agreement, the Company has agreed to sell to
Eagle Rock Capital, in a series of tranches, up to 15,000,000 shares of common stock at $0.20 per share and warrants to purchase up to an additional 18,750,000 shares of common stock with an exercise price of $0.40 per share. The warrant to purchase 5,000,000 shares issued December 12, 2005, has been canceled and replaced with a warrant to purchase 5,000,000 shares under the revised and restated agreement. The warrant issued December 12, 2005, had an exercise price of $0.50 per share and was exercisable any time after granted, not later than
December 11, 2010. Using the Black-Scholes valuation model, the value of this warrant grant was $509,638. The difference in valuation (using Black-Scholes valuation model) between the replacement warrant granted on April 17, 2006 and the original warrant granted December 12, 2005 was $131,556, and was treated as a non-cash dividend by the Company, requiring a charge to retained earnings and an offsetting credit to additional paid-in-capital. The warrants granted, or to be granted under the revised and restated agreement, are exercisable any time on or after December 12, 2006, and expire on December 12, 2011. The $500,000 provided by Eagle Rock Capital on [April 17, 2006], was applied to fund the second tranche under the revised and restated agreement and 2,500,000 shares of common stock were issued to Eagle Rock Capital. If the remaining tranches are fully funded, the Company will receive an aggregate $3,000,000 without regard to any additional amounts that would be received if any of the warrants are exercised.

The agreement obligates the Company to file a registration statement with the
Securities and Exchange Commission, within 30 days after its certificate of incorporation is amended to increase its capitalization from 50,000,000 shares of common stock to 100,000,000 shares of common stock, registering the resale of both the shares of common stock and the shares of common stock issuable upon the exercise of the warrants acquired under the agreement as well as certain other shares designated by Eagle Rock Capital. If the Company fails to file a registration statement within the specified time period, the Company is obligated to make cash payments to Eagle Rock, as liquidated damages and not as a penalty, in an amount equal to 1.0% of the aggregate amount invested by Eagle
Rock prior to that date, for each 30-day period or pro rata portion thereof following the date by which such registration statement should have been filed.
As of September 30, 2006 the certificate of incorporation had not been amended to increase authorized shares, therefore, no obligation by the Company to file a registration statement, nor a requirement to establish a loss contingency for liquidated damages. The agreement also provides Eagle Rock Capital with a right of first refusal to provide additional equity financing for a period of 18 months after the closing date.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 6--EQUITY TRANSACTIONS (Continued)

c. Stock Options (Continued)

The Company issued 50,000 shares of common stock, and 500,000 warrants with an average exercise price of $0.32 per share in both May and August 2006 to a consultant under the terms of a consulting agreement signed in May 2006.

In August and September 2006, the Company issued a total of 1,012,500 shares of common stock and 1,265,265 warrants with an exercise price of $0.40 per share, to investors who purchased shares at $0.20 per share under the April 17, 2006 stock purchase agreement with Eagle Rock Capital.

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

In February 2006, the Company adopted the 2006 Long-Term Incentive Plan for employees, directors, and consultants. Options granted under the plan may be incentive stock options or nonstatutory stock options as determined by the board of directors or any of its committees at the time of grant. Stock purchase rights may also be granted under the plan. The maximum aggregate number of shares on which options may be granted is 3,000,000. The plan has a term of 10 years unless terminated earlier. The term of each option and exercise price shall be stated in the option agreement. 2,165,500 options were granted in fiscal 2006 under this plan. (See Note 8 - Subsequent Events.)

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 6--EQUITY TRANSACTIONS (Continued)

c. Stock Options (Continued)

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

                                                           September 30,
                                                        2006            2005
                                                    -------------   -----------
              Net loss as reported                  $ (2,747,506)   $(2,332,682)
              Pro forma                               (3,078,793)    (3,133,146)
              Basic loss per share as reported      $      (0.09)   $     (0.10)
              Pro forma                                    (0.10)         (0.13)

A summary of the status of the Company's stock options and warrants as of
September 30, 2006 and 2005, and changes during the years ending on those dates, is presented below:

                                                                       2006                          2005
                                                     -----------------------------  ----------------------------
                                                                      Weighted                       Weighted
                                                                       Average                       Average
                                                                       Exercise                      Exercise
                                                        Shares            Price         Shares          Price
                                                     -------------   -------------  -------------  -------------
         Outstanding, beginning of year                  8,525,500       $0.54          4,695,384       $0.45
              Granted                                   17,556,125        0.36          4,210,000        0.66
              Canceled                                  (5,392,500)       0.55           (372,384)       0.92
              Exercised                                          -           -             (7,500)       0.42
                                                       -----------                      ---------

         Outstanding, end of year                       20,689,125       $0.43          8,525,500       $0.54
                                                        ==========                      =========

         Exercisable, end of year                        7,962,875       $0.50          6,492,500       $0.52
                                                        ==========                      =========

         Weighted average fair value of options
         and warrants granted during the year                            $0.18                          $0.56

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 6--EQUITY TRANSACTIONS (Continued)

c. Stock Options (Continued)

                                                             Outstanding                       Exercisable

                                                           Weighted                       Weighted
                                           Number         Remaining       Average          Number          Average
                                         Outstanding     Contractual     Exercise       Exercisable       Exercise
  Exercise Price                         at 9/30/06          Life          Price         at 9/30/06         Price

  Stock Options -            $   0.19        2,165,500          9.81        $0.19                 0          $0.42
                             $   0.42        3,765,000          4.59         0.42         3,765,000
                             $   0.48          643,500          8.89         0.48           130,000
                             $   0.50          475,000          1.40         0.50           437,500           0.50
                             $   0.64        2,025,000          8.10         0.64         1,499,250           0.64
                             $   0.80          124,500          8.60         0.80            31,125           0.80
                                           -----------                                  -----------
  Total Outstanding Options                  9,198,500          6.78        $0.43         5,862,875          $0.48
                                            ==========                                    =========

  Warrants  -                 $  0.24          500,000          2.76        $0.24           500,000          $0.24
                              $  0.40        9,890,625          5.08         0.40           500,000           0.40
                              $  0.75          900,000          1.75         0.75           900,000           0.75
                              $  0.80          200,000           .12         0.80           200,000           0.80
                                           -----------                                      -------
  Total Outstanding Warrants                11,490,625          4.63        $0.43         2,100,000          $0.55
                                            ==========                                    =========

  Total Outstanding Options
       and Warrants                         20,689,125          5.59        $0.43         7,962,875          $0.50
                                            ==========                                    =========

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

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has been successful negotiating contracts that are expected to increase revenue, is in the process of building relationships with potential customers, is submitting proposals and bids to obtain additional contracts, and plans to raise at least $3,000,000 through private placement of its preferred and/or common stock to sustain operations until revenues are sufficient to cover costs.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 7--GOING CONCERN (Continued)

In December 2005, the Company executed an agreement to secure at least $1.0 million in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Through the end of fiscal 2006, a total of $1.7 million was provided to the Company under this agreement. Additional funds may be provided through the exercise of warrants granted under the agreement. Even if the balance of $1.3 million is funded by
March 2007 under the agreement, the Company also anticipates that it may require additional capital in the future to meet its ongoing cash requirements until it is able to generate sufficient revenues from the commercialization of its technology and delivery of its services to fund its anticipated operations and expansion. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8--SUBSEQUENT EVENTS

a. Common Stock

In October 2006, the Company issued a total of 165,000 shares of common stock, to investors who purchased shares at $0.20 per share under the April 17, 2006 stock purchase agreement with Eagle Rock Capital.

In December 2006, the Company issued a total of 500,000 shares of common stock, to an investor who purchased shares at $0.20 per share under the April 17, 2006 stock purchase agreement with Eagle Rock Capital.

b. Warrants

In October 2006, the Company issued 206,250 five-year warrants with an exercise price of $0.40 per share, to investors who purchased 165,000 shares of common stock at $0.20 per share under the April 17, 2006 stock purchase agreement with
Eagle Rock Capital.

In November 2006, the Company issued 500,000 three-year warrants with an average exercise price of $0.32 per share to a consultant under the terms of a consulting agreement signed in May 2006.

In December 2006, the Company issued 625,000 five-year warrants with an exercise price of $0.40 per share, to an investor who purchased 500,000 shares of common stock at $0.20 per share under the April 17, 2006 stock purchase agreement with
Eagle Rock Capital.

                       ARADYME CORPORATION AND SUBSIDIARY
                    Notes to the September 30, 2006 and 2005
                        Consolidated Financial Statements

NOTE 8--SUBSEQUENT EVENTS (Continued)

c.  Promissory Notes

In November 2006, the Company borrowed a total of $90,000 from an affiliate who is an officer of the Company. These borrowings were evidenced by two separate promissory notes. One note promised to pay the lender $65,000 on the earliest of
December 20, 2006, or when the Company received payment from a large invoice outstanding from a specific customer. Interest on the note was 12% per annum, with two percentage points. The principal and interest due on this note was paid off by the Company on December 14, 2006. The other note promised to pay the lender $25,000 on the earliest of January 14, 2007, or when the Company received payment on the same large invoice from the same customer. Interest on the note was 12% per annum, with one percentage point. The principal and interest due on this note was paid off by the Company on December 15, 2006.

d.  Change of Domicile

The Company effected a change of domicile merger with its wholly owned subsidiary and became a Utah corporation effective December 29, 2006. The
Company has also prepared articles of amendment to its amended and restated
articles of incorporation that will implement the increase in its capitalization, which was approved by its stockholders, when filed with the
Division of Corporations & Commercial Code for the State of Utah. The balance sheet has been adjusted to give retroactive effect to the change of domicile and increased authorized capitalization.

