Form 10KSB/A
period 2006-09-30
ARADYME CORP
filed 2007-01-17
CIK 1123580

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

i

NOTE

This Amendment No. 1 to the annual report on Form 10-KSB/A supersedes in its entirety the annual report on Form 10-KSB filed January 17, 2007. This amendment contains substantive changes to Item 8A, Item 13, and the signature page and corrects financial statement formatting and columnar alignment errors in the original filing.

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

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that our chief financial officer has not been our full-time employee since October 13, 2006. He has other full-time employment but continues to assist us as our chief financial officer as his time allows in completing our financial reporting. He has other full-time employment but continued to assist us as our chief financial officer as his time allowed in completing our financial reporting until January 16, 2007, when he communicated his resignation to us, which he advised he intended to be effective as of December 31, 2006. At that time, James R. Spencer, chief executive officer, assumed the duties of chief financial officer on an interim basis.

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

ITEM 13. EXHIBITS

Exhibit Number	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation of Aradyme Development Corporation	This filing.
3.02	Articles of Merger	This filing.
3.03	Articles of Amendment of Amended and Restated Articles of Incorporation of Aradyme Corporation	This filing.
3.04	Bylaws	This filing.
Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures
4.01	Specimen stock certificate	This filing.

Item 10.	Material Contracts
10.03	Software License Agreement between Dan Faust and Systems Research, Inc. dated April 28, 2001	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.05	Form of Convertible Promissory Note with schedule	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.06	Modification and Documentation of Obligations effective September 29, 2003	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.07	2003 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2003, filed January 14, 2004.
10.09	Canyon Park Technology Center Office Building Lease Agreement as of November 30, 2004, between TCU Properties III, LLC, and Aradyme Corporation	Incorporated by reference from the current report on Form 8-K filed December 14, 2004.
10.10	2004 Long-Term Incentive Plan**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2004, filed January 13, 2005.
10.11	Securities Purchase Agreement between Aradyme Corporation and Shan Lassig dated December 29, 2004, effective November 15, 2004	Incorporated by reference from the current report on Form 8-K filed January 5, 2005.
10.12	Form of Convertible Note	Incorporated by reference from the current report on Form 8-K filed January 5, 2005.

10.14	Executive Employment Agreement between Aradyme Corporation and Kirk Tanner dated February 11, 2005**	Incorporated by reference from the annual report on Form 10-KSB/A for the year ended September 30, 2004, filed February 14, 2005.
10.18	Agreement and Release between Aradyme Corporation and Kirk Tanner dated November 15, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.19	Form of Warrant	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2005, filed August 11, 2005.
10.20	Promissory Note to EnviroFresh, Inc. dated June 30, 2005	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2005, filed August 11, 2005.
10.21	Promissory Note to Merwin D. Rasmussen, PC, dated June 30, 2005	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2005, filed August 11, 2005.
10.22	Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.23	Registration Rights Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.24	Form of Warrant to be Issued Pursuant to Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.25	Executive Employment Agreement between Aradyme Corporation and James R. Spencer, dated December 12, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.

10.26	Executive Employment Agreement between Aradyme Corporation and Scott A. Mayfield, dated December 12, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.27	Executive Employment Agreement between Aradyme Corporation and Merwin D. Rasmussen, dated December 12, 2005**	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.28	Conversion Agreement between Aradyme Corporation and Shan Lassig, dated December 12, 2005	Incorporated by reference from the annual report on Form 10-KSB for the year ended September 30, 2005, filed January 13, 2006.
10.29	Revised and Restated Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated April 17, 2006	Incorporated by reference from the current report on Form 8-K filed April 19, 2006.
10.30	Revised and Restated Registration Rights Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, dated April 17, 2006	Incorporated by reference from the current report on Form 8-K filed April 19, 2006.
10.31

Form of Warrant to Purchase Shares of Common Stock (to be issued pursuant to Revised and Restated Stock Purchase Agreement between Aradyme Corporation and Eagle Rock Capital, LLC, effective December 12, 2005)

Incorporated by reference from the current report on Form 8-K filed April 19, 2006.
10.32	Promissory Note for $150,000 payable to EnviroFresh, Inc. d/b/a Eagle Rock Funding dated June 28, 2006.	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006
10.33	Promissory Note for $125,000 payable to EnviroFresh, Inc. d/b/a Eagle Rock Funding dated July 14, 2006	Incorporated by reference from the quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006.
10.34	2006 Long-Term Incentive Plan**	This filing.
Item 14.	Code of Ethics
14.01	Aradyme Corporation Code of Ethics	Incorporated by reference from the annual report on Form 10-KSB/A for the year ended September 30, 2003, filed January 30, 2004.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.
Item 32	Section 1350 Certifications
32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.
32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

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

ARADYME CORPORATION

Date: January 17, 2007	By: /s/ James R. Spencer
James R. Spencer
Its Principal Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 17, 2007	/s/ James R. Spencer
James R. Spencer, Chairman

/s/ Merwin D. Rasmussen
Merwin D. Rasmussen, Director

/s/ Jeffrey S. Bennion
Jeffrey S. Bennion, Director

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

                                            ARADYME CORPORATION AND SUBSIDIARY
                          Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                 Common Stock              Additional
                                                                 ------------               Paid-In        Accumulated
                                                             Shares         Amount           Capital          Deficit
                                                             ------         ------           -------          -------
    Balance, September 30, 2005                             25,229,546       $25,230        $6,209,794     $(6,590,975)

    December 2005, common stock issued
       for cash at $0.20 per share, under
       stock purchase agreement                              5,000,000         5,000           485,362               -

    December 2005, warrants issued
      with common stock investment, $0.50
      per share exercise price                                       -             -           509,638               -

    December 2005, common stock issued to
       convert line of credit balance                          500,000           500           199,500               -

    February 2006 - April 2006, common stock issued
      for cash at $0.20 per share under
       stock purchase agreement                              2,500,000         2,500           216,797               -

    April 2006, warrants issued with
      common stock investment, $0.40
      per share exercise price                                       -             -           280,703               -

    Dividend deemed resulting from valuation
      difference on warrants granted to investor
      December 2005, cancelled and reissued
      April 2006                                                     -             -           131,556       (131,556)

    May - August 2006, warrants issued to
      consultant, $0.32 per share exercise price                     -             -            87,923               -

    May - August 2006, common stock issued
      to consultant at $0.16 per share                         200,000           200            31,800               -

    August - September  2006, common stock
       issued for cash at $0.20 per share, under
       stock purchase sub-agreement                          1,012,500         1,012           132,844               -

    September  2006, warrants issued with
      common stock investment, $0.40
      per share exercise price                                       -             -           168,644               -

    October 2005 - Sept 2006, stock offering costs                   -             -           (72,557)              -

    Net loss for the year ended
       September 30, 2006                                            -             -                 -     (2,747,506)
                                                           -----------       -------        ----------    -----------

    Balance, September 30, 2006                             34,442,046       $34,442        $8,282,004    $(9,470,037)
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

                                                                                                    September 30,
                                                                                                          2006
                                                                                                  -----------------
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

NOTE 4--NOTES PAYABLE

Notes payable consisted of the following at September 30, 2006:

         $52,500 note payable to an insurance premium financing company,                               $     52,500
         interest accrued at 12% per annum, unsecured, paid in 9 equal installments through May 30, 2007.

         $100,000 note payable to a stockholder of the Company, interest                                    108,397
         accrued at 12.0% per annum, unsecured, due on March 20, 2006.

         $50,000 note payable to a stockholder of the Company, interest                                      70,000
         accrued at $5,000 per month, unsecured, due October 8, 2006.

         $17,000 note payable to a stockholder of the Company, no interest
         accruing, unsecured, due on demand.                                                                 17,000
                                                                                                        -----------
             Total Notes Payable (Current)                                                              $   247,897
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

