Form 10QSB
period 2006-12-31
ARADYME CORP
filed 2007-02-20
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

Commission File No. 000-50038

ARADYME CORPORATION
(Exact name of small business issuer as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

87-0664564
(IRS Employer Identification No.)

653 East Technology Avenue, Building B
Orem, Utah 84097
(Address of principal executive offices)

(801) 705-5000
(Issuer’s telephone number)

1255 North Research Way, Suite Q3500
Orem, Utah 84097
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The number of shares of $0.001 par value common stock outstanding as of February 20, 2007, was 35,207,046.

Transitional Small Business Disclosure Format (Check one): Yes ☐	No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited consolidated balance sheet at December 31, 2006, our audited consolidated balance sheet at September 30, 2006, and the related unaudited consolidated statements of operations for the three-month periods and cash flows for the three-month periods ended December 31, 2006 and 2005, are attached hereto.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

ASSETS

	December 31,	September 30,
	2006	2006
	(Unaudited)
CURRENT ASSETS
Cash	$--	$35,502
Accounts receivable, net of allowance	103,996	101,884
Prepaid insurance	64,671	66,916
Total Current Assets	168,667	204,302

PROPERTY AND EQUIPMENT, NET	106,828	126,677

OTHER ASSETS
Prepaid license fees	89,912	89,912
Deposits	21,580	21,580

Total Other Assets	111,492	111,492

TOTAL ASSETS	$386,987	$442,471

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,	September 30,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES
Cash overdraft	$75,592	$--
Accounts payable	269,494	211,041
Accrued expenses	709,305	727,806
Accrued interest	41,397	23,397
Accrued interest – related party	61,568	34,318
Notes payable	222,500	224,500
Notes payable – related party	375,000	375,000

Total Current Liabilities	1,754,856	1,596,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: 1,000,000 shares authorized of
$0.001 par value, 0 shares issued and outstanding	--	--
Common stock: 150,000,000 shares authorized of
$0.001 par value, 35,207,046 and 34,442,046
shares issued and outstanding, respectively	35,207	34,442
Additional paid-in capital	8,446,739	8,282,004
Accumulated deficit	(9,849,815)	(9,470,037)

Total Stockholders’ Equity (Deficit)	(1,367,869)	(1,153,591)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$386,987	$442,471

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31
	2006	2005

REVENUES	$ 176,947	$ 202,155

OPERATING EXPENSES
Wages and payroll taxes	358,309	733,366
Contract services	57,006	48,069
Rent	23,216	23,333
Depreciation and amortization	19,849	17,568
Other operating expenses	41,081	85,706

Total Operating Expenses	499,461	908,042

LOSS FROM OPERATIONS	(322,514)	(705,887)

OTHER INCOME (EXPENSE)
Other income	953	--
Interest expense	(58,217)	(16,288)

Total Other Expense	(57,264)	(16,288)

NET LOSS	$ (379,778)	$ (722,175)

BASIC LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	34,708,459	26,425,198

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (379,778)	$ (722,175)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	19,849	17,568
Warrants issued for services	12,500	--
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(2,113)	96,905
Decrease (Increase) in prepaids	13,120	2,788
(Decrease) Increase in accounts payable and
accounts payable related party	58,454	(66,279)
Increase (decrease) in interest payable	45,250	(14,876)
Increase (decrease) in accrued expenses	(18,501)	153,456
Net Cash Used by Operating Activities	(251,219)	(532,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	(37,839)
Net Cash Used by Investing Activities	--	(37,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	75,592	--
Proceeds from related-party notes payable	90,000	270,000
Payments on related-party notes payable	(90,000)	(270,000)
Payments on notes payable	(12,875)	(247,500)
Common stock issued for cash	153,000	1,000,000
Offering costs	--	(32,557)
Net Cash Provided by Financing Activities	215,717	719,943

NET (DECREASE) INCREASE IN CASH	(35,502)	149,491

CASH AT BEGINNING OF PERIOD	35,502	84,485

CASH AT END OF PERIOD	$ --	$ 233,976

CASH PAID FOR:
Interest	$ 3,022	$ 16,288
Income taxes	--	--

NON-CASH TRANSACTIONS:
Common stock issued for conversion of debt	$ --	$ 200,000
Warrants issued for services	12,500	--

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

December 31, 2006 and September 30, 2006

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended September 30, 2006, filed and amended January 17, 2007. Operating results for the three months ended December 31, 2006, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 -- MATERIAL EVENTS

a.	Common Stock

Under an April 17, 2006, stock purchase agreement, as amended, with Eagle Capital, an investor that is an affiliate of an officer, director and principal stockholder of the Company, the Company issued at $0.20 per share a total of 165,000 shares of common stock in October 2006, 100,000 shares of common stock in November 2006, and 500,000 shares of common stock in December, 2006,

b.	Warrants

Under an April 17, 2006, stock purchase agreement, as amended, with Eagle Capital, an investor that is an affiliate of an officer of the Company, the Company issued 206,250 warrants with an exercise price of $0.40 per share, to investors who purchased 165,000 shares of common stock at $0.20 per share and 125,000 warrants with an exercise price of $0.40 per share, to investors who purchased 100,000 shares of common stock at $0.20 per share.

In November 2006, the Company issued 500,000 warrants with an average exercise price of $0.32 to a consultant under the terms of a consulting agreement signed in May 2006.

In December 2006, the Company issued 625,000 warrants with an exercise price of $0.40 per share, to an investor who purchased 500,000 shares of common stock at $0.20 per share under the April 17, 2006 stock purchase agreement with Eagle Capital.

c.        Promissory Notes

In November 2006, the Company borrowed a total of $90,000 from an affiliate who is an officer of the Company. These borrowings were evidenced by two separate promissory notes. One note promised to pay the lender $65,000 on the earliest of December 20, 2006, or when the Company received payment from a large invoice outstanding from a specific customer. Interest on the note was 12% per annum, with two percentage points. The principal and interest due on this note were paid by the Company on December 14, 2006. The other note promised to pay the lender $25,000 on the earliest of January 14, 2007, or when the Company received payment on the same large invoice from the same customer. Interest on the note was 12% per annum, with one percentage point. The principal and interest due on this note were paid by the Company on December 15, 2006.

NOTE 3 -- STOCK OPTIONS AND WARRANTS

a.	Stock Options

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statement of operations. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ending September 30, 2007. Under the provisions of APB 25, the Company utilized the intrinsic value method to value its employee and director stock based compensation and often resulting in no stock-based compensation expense being recognized in the statement of operations due to the exercise price of the instruments granted to employees and directors being equal to the fair market value of the underlying stock at the date of grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company elected to use the modified prospective transition method for adoption of FAS 123(R), which did not result in any significant impacts on the unaudited statements of financial position or operations as of and for the period ending December 31, 2006. In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Company grants options to purchase shares of the Company’s common stock to employees of the Company and other service providers in order to provide incentive and to retain the services of the grantees. The options vest over either three or four years and have ten-year expirations. The Company calculates the fair value of stock options at the date of grant by using the Black-Scholes option pricing model.

In the three-month period ended December 31, 2006, the Company did not grant any options to purchase shares of the Company’s common stock.

A summary of the status of the Company’s stock options and warrants as of December 31, 2006, and September 30, 2006, and changes during the three-month period ended December 31, 2006, and the 12-month period ended September 30, 2006, is presented below:

	December 31, 2006		September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	20,689,125	$0.43	8,525,500	$0.54
Granted	1,456,250	0.39	17,556,125	0.36
Canceled	(200,000)	0.80	(5,392,500)	0.55
Exercised	--	--	--	--

Outstanding, end of period	21,945,375	$0.42	20,689,125	$0.43

Exercisable, end of period	18,609,750	$0.43	7,962,875	$0.50

Weighted average fair value of options
and warrants granted during the period		$0.04		$0.18

		Outstanding			Exercisable

			Weighted		Weighted
		Number	Remaining	Average	Number	Average
		Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price		at 12/31/06	Life	Price	at 12/31/06	Price

Stock Options	$0.19	2,165,500	9.56	$0.19	-	$ -
	0.42	3,765,000	4.34	0.42	3,765,000	0.42
	0.48	643,500	8.64	0.48	130,000	0.48
	0.50	475,000	1.15	0.50	437,500	0.50
	0.64	2,025,000	7.85	0.64	1,499,250	0.64
	0.80	124,500	8.35	0.80	31,250	0.80
Total Outstanding Options		9,198,500	6.53	$0.43	5,862,875	$0.48

Warrants	0.75	900,000	1.50	$0.75	900,000	$0.75
	0.24	500,000	2.51	0.24	500,000	0.24
	0.32	250,000	2.88	0.32	250,000	0.32
	0.40	11,096,875	4.79	0.40	11,096,875	0.40
Total Outstanding Warrants		12,746,875	4.48	$0.43	12,746,875	$0.43

Total Outstanding Options and Warrants		21,945,375	4.47	$0.43	18,609,750	$0.43

The Company estimated the fair value of the warrants issued during the period at the date of grant by using the Black-Scholes option pricing model based on the following assumption: Risk-free interest rate of between 4.5 – 4.8%; expected lives of 3 and 5 years; expected volatility of between 78 - 83%; and dividend yield of 0.00%. All warrants issued during the period were fully vested upon issuance.

NOTE 4 -- GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has been successful negotiating contracts that are expected to increase revenue, and is in the process of building relationships with potential customers, submitting proposals and bids to obtain additional contracts, and plans to raise at least $3,000,000 through private placement of its preferred and/or common stock to sustain operations until revenues are sufficient to cover costs.

In December 2005, the Company executed an agreement to secure at least $1.0 million dollars in new equity financing from an affiliated investor, with provisions for the affiliated investor to provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Through December 31, 2006, a total of $1.8 million was provided to the Company under this agreement, as amended. Additional funds may be provided through the exercise of warrants granted under the agreement. Even if the balance of $1.2 million is funded by March 2007 under the agreement, the Company also anticipates that it may require additional capital in the future to meet its ongoing cash requirements until it is able to generate sufficient revenues from the commercialization of its technology and delivery of its services to fund its anticipated operations and expansion. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 -- SUBSEQUENT EVENTS

In January 2007, the Company borrowed $100,000 from an individual evidenced by a promissory note. The note is secured with current and future receivables and is due upon receipt of specified receivables. Interest on the note is at a rate of 12% per annum, with two percentage points.

In February 2007, the Company borrowed $100,000 from a current stockholder who is not an affiliate of the Company, evidenced by a promissory note. The note is secured with future receivables and is due upon receipt of specified receivables. Interest on the note is at a rate of 15% per annum, with one percentage point.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report. The following information contains forward-looking statements.

General

We currently provide data management solutions and services based on our unique database management system, or DBMS. This core technology functions as the development platform upon which our current solutions and services are built and will serve as the foundation from which future developments will be launched. To date, the products and services from which we have derived revenue include data migration/conversion services, data extraction, transformation and loading (ETL) solutions, and custom application software development products, together with the training and support services required for the delivery of these products and services. Our current revenue generating efforts are focused in two primary areas:

Standardized Data Migration-Conversion for Independent Software Vendors – the focus of an aggressive sales initiative in this focused market segment in the latter half of 2006 to attempt to form the foundation of a repeatable, predictable, and sustainable revenue stream throughout 2007 and beyond.

Custom Data Migration-Conversion and data extraction, transformation and loading (ETL) Projects – The continuation of large scale public sector projects in which we function as a subcontractor to a larger systems integrator that is acting as the prime contractor.

Prior to the 2006 fall elections we had completed a number of custom data migration and ETL projects concentrated at the state government level on specific, federally funded initiatives such as the Help America Vote Act of 2002, or HAVA. When these HAVA driven projects were completed in early in the 2006 calendar year, we did not have a backlog of replacement projects in place, so our sales suffered a significant decline, as reflected in our annual report for our fiscal year ended September 30, 2006. These sales declines persist as a result of our inability to date to articulate and pursue an effective marketing appeal for our data migration services and solutions and the need to re-direct our sales and marketing efforts to marketing possibilities outside of the HAVA area. The foregoing factors led to a revenue slump reflected in our preceding fiscal quarters: quarter ended June 30, 2006, revenues of $210,000, quarter ended September 30, 2006, revenues of $138,000, and for the most recent quarter ended December 31, 2006, revenues of $177,000.

Notwithstanding the revenue declines over the preceding quarters, during much of this period we continued operating expense levels of prior quarters to support ongoing projects and to continue the development of our technology offerings on which to base new marketing initiatives. Continuing low sales levels and limitations of working capital forced us to begin to implement cost cutting measures in the second half of the 2006 fiscal year that were implemented at the end of the third fiscal quarter, involving a reduction in force over a third of our workforce. This reduction brought our staffing more in line with then-current development and operations activities, but proved inadequate in the face of immaterial amounts of revenue increases. Accordingly, we implemented additional cost-reduction measures in the quarter ended December 31, 2006, and in January 2007. These included the termination of several executives, including sales, the relocation of our offices to more economical space, and overall staff reductions. In a further effort to conserve cash, we have and will continue to negotiate salary reductions or deferrals or meeting a portion of our salary expenses through equity compensation arrangements.

We continue to concentrate on a new marketing strategy and product articulation, but recognize that the development of new marketing relationships and revenues, particularly for custom data migration-conversion and ETL projects, will require long sales cycles in which we frequently will provide services to a prime contractor that will manage the project and control the sales timing. We believe that our sales efforts for standardized data migration-conversion for independent software vendors are beginning to gain momentum, as reflected in the number and type of sales and potential contracts in negotiation, shorter sales cycles, and overall volume of potential customer interest. We cannot predict, however, whether our current marketing emphasis will result in increased revenues.

As we focus on continuing to limit costs as we rebuild revenues, we continue to seek external capital, principally by seeking to renegotiate the terms of our stock purchase agreement with Eagle Capital, an investor that is an affiliate of an officer, director and principal stockholder of the Company, to provide financial investment to fund additional rounds of funding under terms that reflect current trading market prices for our common stock.

Liquidity and Capital Resources

Since inception, we have relied principally on proceeds from the sale of securities and advances from related parties to fund our activities. During the three months ended December 31, 2006, we used $251,219 in cash for operating activities, which was provided by net cash of $215,717 from financing activities, resulting in a $35,502 decrease in cash during the period. During the period we used no cash for investing activities. Financing activities in the three month period ended December 31, 2006, provided cash of $153,000 from the sale of restricted common stock and $165,592 through the increase in cash overdraft and from notes payable, offset by $102,875 in cash debt repayment.

At December 31, 2006, we had a working capital deficit of $1,586,189, compared to a working capital deficit of $1,391,759 at September 30, 2006. At December 31, 2006, we had an accumulated deficit of $9,849,815, and total stockholders’ equity of $1,367,869, as compared to stockholders’ equity of $1,153,591 as of September 30, 2006. The auditors’ report for the year ended September 30, 2006, as with previous years, contained an explanatory paragraph regarding our ability to continue as a going concern.

Between December 31, 2006, and the filing of this report, we obtained and have partially repaid loans from unaffiliated stockholders totaling $200,000.

As of December 31, 2006, approximately 97% of our $980,000 in accounts payable and accrued expenses is more than 30 days past due, approximately $245,000 of payroll taxes for 2006 periods are past due, and $371,000 in payroll amounts due to our current and former employees have been accrued but not yet paid. Notes aggregating $436,568 due affiliates and $191,397 due a stockholder, including interest, are past due. We have received demands for payment from many of these creditors and are negotiating a payment schedule with two creditors to which we owe an aggregate of approximately $30,000.

Although we signed some new contracts in the first and second quarters of fiscal 2007, these contracts together with our accounts receivable are not expected to generate sufficient cash to fund our operations in the near future, so we continue to work with our current and future funding allies to seek the additional capital necessary to commercialize our products and services.

                We estimate that we will require approximately $3.0 million in cash, which we have sought to obtain principally through the sale of securities, to fund our activities until revenues are sufficient to cover costs. In December 2005, we executed an agreement with Eagle Capital, an affiliate, to secure at least $1.0 million in new equity financing, with provisions under which the affiliated investor could, but was not required to, provide $2.0 million in additional equity financing through the purchase of additional common stock by March 2007. Through the end of fiscal 2006, a total of $1.7 million was provided to us under this agreement. Additional funds may be provided through the exercise of warrants granted under the agreement. Currently, the purchase prices of the securities under this funding agreement are higher than current market prices for our common stock. Accordingly, we expect that we will need to renegotiate this agreement to provide for lower sales and warrant exercise prices in order to incentivize further investment under this agreement, if any funding is available.

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

Results of Operations

Revenues for the quarter ended December 31, 2006, of $176,947, were approximately 12.5% less than revenues of $202,155 during the same period in the preceding fiscal year, due to our inability to develop new revenue sources to replace the HAVA related revenue on which our business had previously been based as discussed above. Our net loss decreased from $722,175, or 47.4%, in the three-month period ended December 31, 2005, to $379,778 in the three-month period ended December 31, 2006, as we implemented significant cost-cutting measures in the face of reduced sales. The biggest cost-cutting measures are reflected in the 51.1% reduction in wages and payroll taxes for the 2006 interim period as compared to a year earlier.

Our revenue from the commercialization of our database management system and services is not yet adequate to cover our operating expenses. Any future revenue increases will be dependent on our ability to attract new contracts and to deliver acceptable work according to the terms of the contracts.

Other Items

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations or financial position. Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future financial position or results of operations.

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

Stock Based Compensation

On October 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to our employee stock option and award plans based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statement of operations. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in the fiscal year ending September 30, 2007. Under the provisions of APB 25, we utilized the intrinsic value method to value our employee and director stock-based compensation and often resulting in no stock-based compensation expense being recognized in the statement of operations due to the exercise price of the instruments granted to employees and directors being equal to the fair market value of the underlying stock at the date of grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We elected to use the modified prospective transition method for adoption of FAS 123(R), which did not result in any significant impacts on the unaudited statements of financial position or operations as of and for the period ending December 31, 2006. In accordance with the modified prospective transition method, our financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We grant options to purchase shares of our common stock to our employees and other service providers in order to provide incentive and to retain the services of the grantees. The options vest over either three or four years and have ten-year expirations. We calculate the fair value of stock options at the date of grant by using the Black-Scholes option pricing model.

Forward-Looking Statements

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend” and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

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

Risk Factors

Information regarding risk factors appears in Item 6. Management’s Discussion and Analysis or Plan of Operation in Part I — Item 1A of our Annual Report on Form 10-KSB for the year ended September 30, 2006. The risks described in our Annual Report on Form 10-KSB for the year ended September 30, 2006, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, or operating results.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. However, we believe that our disclosure controls and procedures would be enhanced by the appointment of a full-time principal financial officer to replace our previous principal financial officer, who has resigned, leaving our principal executive officer to act as both chief executive and principal financial officer.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

During the quarter ended December 31, 2006, we issued an aggregate of 765,000 shares of restricted common stock and warrants to purchase 956,250 shares of common stock in the following transactions.

In October, November and December 2006, we sold 765,000 shares of our common stock to investors who purchased shares under the terms of the April 17, 2006 Revised and Restated Stock Purchase Agreement with Eagle Capital, formerly known as Eagle Rock Capital, LLC, an affiliate. These shares were purchased by the investors for total proceeds to us of $153,000, or $0.20 per share. Warrants to purchase 956,250 shares of common stock, exercisable at $0.40 per share any time on or after December 12, 2006, through December 12, 2011, were also issued to the investors at that time.

In the transactions under the April 17, 2006, Revised and Restated Stock Purchase Agreement, the purchaser negotiated the terms of the transactions directly with our executive officers.

In November 2006, we issued warrants to purchase 500,000 shares of common stock with an average exercise price of $0.32 to a consultant under the terms of a consulting agreement signed in May 2006.

No general solicitation was used, no commission or other remuneration was paid in connection with the foregoing transactions, and no underwriter participated. Each purchaser acknowledged, in writing, the receipt of restricted securities and consented to a legend on the certificate issued and stop-transfer instructions with the transfer agent. These transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information in Part I, Item 4 of Aradyme’s annual report on Form 10-KSB, as amended on January 17, 2007, is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached

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

ARADYME CORPORATION

Date: February 20, 2007	By: /s/ James R. Spencer
James R. Spencer
Its Principal Executive Officer and
Principal Financial Officer