Form 10QSB
period 2007-03-31
ARADYME CORP
filed 2007-06-21
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File No. 000-50038

ARADYME CORPORATION
(Exact name of small business issuer as specified in its charter)

Utah
(State or other jurisdiction of incorporation or organization)

87-0664564
(IRS Employer Identification No.)

1245 East Brickyard Road, Suite 210
Salt Lake City, Utah 84106
(Address of principal executive offices)

(801) 433-2480
(Issuer’s telephone number)

653 East Technology Avenue, Building B Orem, Utah 84097
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 20, 2007, Aradyme Corporation had 35,207,046 outstanding shares of common stock, par value $0.001.

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

Our unaudited consolidated balance sheet at March 31, 2007, our audited consolidated balance sheet at September 30, 2006, and the related unaudited consolidated statements of operations for the three- and six-month periods and cash flows for the six-month periods ended March 31, 2007 and 2006, are attached hereto.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS	$—	$—

ASSETS OF DISCONTINUED OPERATIONS (Note 5)	307,272	442,471

TOTAL ASSETS	$307,272	$442,471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES	$—	$—

LIABILITIES OF DISCONTINUED OPERATIONS (Note 5)	1,827,867	1,596,062

TOTAL LIABILITIES	1,827,867	1,596,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: 1,000,000 shares authorized of
$0.001 par value, 0 shares issued and outstanding	—	—
Common stock: 150,000,000 shares authorized of
$0.001 par value, 35,207,046 and 34,442,046	35,207	34,442
Additional paid-in capital	8,446,739	8,282,004
Accumulated deficit	(10,002,541)	(9,470,037)

Total Stockholders’ Equity (Deficit)	(1,520,595)	(1,153,591)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$307,272	$422,471

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES	—	—	—	—

LOSS BEFORE
DISCONTINUED OPERATIONS	—	—	—	—

LOSS FROM DISCONTINUED
OPERATIONS (Note 5)	(152,726)	(644,533)	(532,504)	(1,366,708)

NET LOSS	$(152,726)	$(644,533)	$(532,504)	$(1,366,708)

BASIC LOSS PER SHARE

Loss per share before
discontinued operations	—	—	—	—
Loss per share on
discontinued operations	(0.00)	(0.02)	(0.02)	(0.05)

BASIC AND DILUTED NET INCOME
(LOSS) PER SHARE	$0.00	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	35,207,046	24,201,063	34,955,013	28,838,887

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (532,504)	$ (1,366,708)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation—discontinued	39,697	36,153
Warrants issued for services—discontinued	12,500	—
Bad debt expense	69,965	—
Loss on write-off of prepaid license	89,912	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable—discontinued	(143,744)	72,853
Decrease in prepaid expenses—discontinued	57,368	21,038
Increase in accounts payable and
accounts payable related party—discontinued	98,381	13,522
Increase (decrease) in interest payable—discontinued	98,798	(11,030)
Increase (decrease) in accrued expenses—discontinued	(63,571)	132,145

Net Cash Used by Operating Activities	(273,199)	(1,102,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets—discontinued	—	(64,005)

Net Cash Used by Investing Activities	—	(64,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related-party notes payable—discontinued	90,000	370,000
Payments on related-party notes payable—discontinued	(90,000)	(370,000)
Proceeds from notes payable—discontinued	200,000	100,000
Payments on notes payable—discontinued	(112,677)	(268,625)
Cash overdraft—discontinued	—	7,729
Common stock issued for cash—discontinued	153,000	1,300,000
Common stock offering costs	—	(57,557)

Net Cash Provided by Financing Activities	240,323	1,081,547

NET DECREASE IN CASH	(32,876)	(84,485)

CASH AT BEGINNING OF PERIOD—discontinued	35,502	84,485

CASH OF DISCONTINUED OPERATIONS	(2,626)	—

CASH AT END OF PERIOD	$ —	$ —

CASH PAID FOR:
Interest	$ 5,956	$ 4,860
Income taxes	$ —	$ —

NON-CASH TRANSACTIONS:
Common stock issued for debt conversion	$ —	$ 200,000
Warrants issued for services	$ 12,500	$ —

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10 KSB for the fiscal year ended September 30, 2006, filed January 17, 2007. Operating results for the six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

NOTE 2 — MATERIAL EVENTS

a.	Common Stock

In October 2006, the Company issued a total of 165,000 shares of common stock to investors who purchased shares at $0.20 per share under the April 17, 2006, stock purchase agreement with Eagle Rock Capital.

In November 2006, the Company issued a total of 100,000 shares of common stock to investors who purchased shares at $0.20 per share under the April 17, 2006, stock purchase agreement with Eagle Rock Capital.

In December 2006, the Company issued a total of 500,000 shares of common stock to an investor who purchased shares at $0.20 per share under the April 17, 2006, stock purchase agreement with Eagle Rock Capital.

b.	Warrants

In October 2006, the Company issued 206,250 warrants with an exercise price of $0.40 per share to investors who purchased 165,000 shares of common stock at $0.20 per share under the April 17, 2006, stock purchase agreement with Eagle Rock Capital.

In November 2006, the Company issued 125,000 warrants with an exercise price of $0.40 per share to investors who purchased 100,000 shares of common stock at $0.20 per share under the April 17, 2006, stock purchase agreement with Eagle Rock Capital.

In November 2006, the Company issued 500,000 warrants with an average exercise price of $0.32 to a consultant under the terms of a consulting agreement signed in May 2006.

In December 2006, the Company issued 625,000 warrants with an exercise price of $0.40 per share to an investor who purchased 500,000 shares of common stock at $0.20 per share under the April 17, 2006, stock purchase agreement with Eagle Rock Capital.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 2 — MATERIAL EVENTS (continued)

c.	Promissory Notes

In November 2006, the Company borrowed a total of $90,000 from an affiliate who is an officer of the Company. These borrowings were evidenced by two separate promissory notes. One note promised to pay the lender $65,000 on the earliest of December 20, 2006, or when the Company received payment from a large invoice outstanding from a specific customer. Interest on the note was 12% per annum, with two percentage points. The principal and interest due on this note was paid off by the Company on December 14, 2006. The other note promised to pay the lender $25,000 on the earliest of January 14, 2007, or when the Company received payment on the same large invoice from the same customer. Interest on the note was 12% per annum, with one percentage point. The principal and interest due on this note were paid off by the Company on December 15, 2006.

In January 2007, the Company borrowed $100,000 from an individual evidenced by a promissory note. The note is secured with current and future receivables and is due upon receipt of specified receivables. Interest on the note is at a rate of 12% per annum, with two percentage points. The Company paid $73,403 in principal payments and the note balance was $26,598 at March 31, 2007.

In February 2007, the Company borrowed $100,000 from a current stockholder who is not an affiliate of the Company, evidenced by a promissory note. The note is secured with future receivables and is due upon receipt of specified receivables. Interest on the note is at a rate of 15% per annum, with one percentage point.

NOTE 3 — STOCK OPTIONS AND WARRANTS

a.	Stock Options

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company’s employee stock option and award plans based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statement of operations. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in the fiscal year ending September 30, 2007. Under the provisions of APB 25, the Company utilized the intrinsic value method to value its employee and director stock-based compensation and often resulting in no stock-based compensation expense being recognized in the statement of operations due to the exercise price of the instruments granted to employees and directors being equal to the fair market value of the underlying stock at the date of grant. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 3 — STOCK OPTIONS AND WARRANTS (continued)

a.	Stock Options (continued)

The Company elected to use the modified prospective transition method for adoption of SFAS 123(R), which did not result in any significant impacts on the unaudited statements of financial position or operations as of and for the period ending March 31, 2007. In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

In the three-month period ended March 31, 2007, the Company did not grant any options to purchase shares of the Company’s common stock.

A summary of the status of the Company’s stock options and warrants as of March 31, 2007, and September 30, 2006, and changes during the three-month period ended March 31, 2007, and the 12-month period ended September 30, 2006, is presented below:

	March 31, 2007		September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	20,689,125	$0.43	8,525,500	$0.54
Granted	1,456,250	0.39	17,556,125	0.36
Canceled	(200,000)	0.80	(5,392,500)	0.55
Exercised	—	—	—	—

Outstanding, end of period	21,945,375	$0.42	20,689,125	$0.43

Exercisable, end of period	18,695,188	$0.43	7,962,875	$0.50

Weighted average fair value of options
and warrants granted during the period		$0.04		$0.18

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 3 — STOCK OPTIONS AND WARRANTS (continued)

a.	Stock Options (continued)

		Outstanding			Exercisable

			Weighted
		Number	Remaining	Average		Average
		Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price		at 03/31/07	Life	Price	at 9/30/06	Price

Stock Options	$0.19	2,165,500	9.31	$0.19	—	$ —
	0.42	3,765,000	4.09	0.42	3,765,000	0.42
	0.48	643,500	8.39	0.48	130,000	0.48
	0.50	475,000	0.90	0.50	450,000	0.50
	0.64	2,025,000	7.60	0.64	1,572,188	0.64
	0.80	124,500	8.10	0.80	31,125	0.80
Total Outstanding Options		9,198,500	6.28	$0.43	5,948,313	$0.48

Warrants	0.75	900,000	1.25	$0.75	900,000	$0.75
	0.24	500,000	2.26	0.24	500,000	0.24
	0.32	250,000	2.63	0.32	250,000	0.32
	0.40	11,096,875	4.54	0.40	11,096,875	0.40
Total Outstanding Warrants		12,746,875	4.23	$0.43	12,746,875	$0.43

Total Outstanding Options and Warrants		21,945,375	4.22	$0.43	18,695,188	$0.43

b.	Warrants

The Company estimated the fair value of the warrants issued during the period at the date of grant by using the Black-Scholes option pricing model based on the following assumption: Risk-free interest rate of between 4.5 – 4.8%; expected lives of three and five years; expected volatility of between 78 - 83%; and dividend yield of 0.00%. All warrants issued during the period were fully vested upon issuance.

NOTE 4 — GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs. Additionally, the Company has accumulated significant losses, has negative working capital and a deficit in stockholders’ equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management’s plans with respect to alleviating the adverse financial conditions that caused stockholders to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 4 — GOING CONCERN (continued)

Management elected to suspend operations, in the face of continuing severe shortages of working capital from declining sales following the conclusion of its 2004-06 work under the Help America Vote Act. As a result of these declining sales, the Company had implemented successive rounds of cost-cutting measures as it attempted to reposition its products and address new markets, but sales did not rebound as hoped. Efforts to infuse substantial amounts of equity from external sources have not been successful.

Management believes that based upon the current operating plan of divesting itself of unprofitable operations and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company. Investors should be aware the Company’s existing working capital will not be sufficient to fund its ongoing expenses of a reporting company through June 30, 2007. If the Company is not successful in identifying and acquiring another business entity with substantial assets that produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws, or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted.

If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to identify and acquire another business entity with substantial assets that produce positive cash flows from operations or raise any required capital necessary to achieve its current operating plan.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 — SUSPENSION OF OPERATIONS

On March 20, 2007, the Company suspended its operations in the face of continuing severe shortages of working capital from declining sales following the conclusion of its 2004-06 work under the Help America Vote Act. As a result of these declining sales, the Company had implemented successive rounds of cost-cutting measures as it attempted to reposition its products and address new markets, but sales did not rebound as hoped. Efforts to infuse substantial amounts of equity from external sources have not been successful.

In 2003, the Company had agreed with Merwin D. Rasmussen, a principal source of funding for the Company, that he could acquire a nonexclusive license to a copy of the current version of the software in cancellation of a warrant held by him to purchase 1,000,000 shares of common stock of the Company. In connection with the Company’s suspension of operations, Mr. Rasmussen resigned as an officer and director and exercised his right to acquire a copy of the Company’s intellectual properties. Mr. Rasmussen and his affiliates remain the Company’s largest unsecured creditor.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 5 — SUSPENSION OF OPERATIONS (continued)

Mr. Rasmussen has assigned his license of the Company intellectual properties to his new company, White Box Technologies, Inc. (White Box), which has also agreed to assume the Company’s future obligations to its existing customers by servicing its current and pending contracts. As consideration, White Box will pay the Company a guaranteed monthly amount or an amount equal to 10% of the gross revenues received, whichever is greater, until the Company receives $1,800,000, subject to reduction in an amount equal to 80% of negotiated reductions in the liabilities of the Company, or March 30, 2017, whichever occurs first. The Company has released its employees, all of whom are owed past-due wages by the Company, from non-compete/confidentiality covenants with the Company, so such employees may work for White Box to fulfill the Company’s contractual obligations to its customers. The Company may also lease certain of its equipment to White Box and as such has not impaired asset values at March 31, 2007. A transition period is expected during which all former Company contact information will remain in effect. The Company has agreed not to compete with White Box respecting any of the Company’s existing customers for a period of one year. The Company retains the original copy of its proprietary database management software on which it may base new products and services when its finances permit. White Box is not assuming any of the Company’s liabilities or obligations. As a result of the cessation of operations, the Company will return to the development stage as of April 1, 2007.

Upon suspension of operations, the Company recognized a loss on write-off of prepaid license fees of $89,912 and receivables of $69,965.

The following is a summary of all assets and liabilities from discontinued operations:

	March 31,	September 30,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$2,626	$35,502
Accounts receivable, net of allowance	175,663	101,884
Prepaid insurance	42,003	66,916
Total Current Assets	220,292	204,302

PROPERTY AND EQUIPMENT, NET	86,980	126,677

OTHER ASSETS
Prepaid license fees	—	89,912
Deposits	—	21,580

Total Other Assets	—	111,492

TOTAL ASSETS	$307,272	$442,471

CURRENT LIABILITIES
Accounts payable	$309,421	$211,041
Accrued expenses	664,235	727,806
Notes payable – related party	463,818	409,318
Notes payable	390,393	247,897

Total Current Liabilities	$1,827,867	$1,596,062

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 5 — SUSPENSION OF OPERATIONS (continued)

All operating results of the Company are included in discontinued operations as of March 31, 2007. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the suspension of operations:

	For the Six Months Ended
	March 31,
	2007	2006

REVENUES	$ 400,479	$ 467,891

OPERATING EXPENSES
Wages and payroll	375,792	1,425,161
Contract services	95,716	112,355
Rent	55,621	60,711
Depreciation	39,697	36,153
Bad debt expense	69,965	—
Other operating expenses	78,511	178,483

Total Operating Expenses	715,302	1,812,863

LOSS FROM OPERATIONS	(314,823)	(1,344,972)

OTHER INCOME (EXPENSE)
Interest expense	(128,723)	(21,736)
Write-off of prepaid license fees	(89,912)	—
Gain on disposal of assets	954	—
Total Other Income (Expense)	(217,681)	(21,736)

LOSS FROM DISCONTINUED OPERATIONS	$ (532,504)	$(1,366,708)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this report. The following information contains forward-looking statements.

On March 20, 2007, we suspended our operations in the face of continuing severe shortages of working capital from declining sales following the conclusion of our 2004-06 work under the Help America Vote Act. As a result of these declining sales, we had implemented successive rounds of cost-cutting measures as we attempted to reposition our products and address new markets, but sales did not rebound as hoped. Efforts to infuse substantial amounts of equity from external sources were not successful.

In 2003, we had agreed with Merwin D. Rasmussen, our principal source of funding, that he could acquire a nonexclusive license to a copy of the current version of our software in cancellation of a warrant held by him to purchase 1,000,000 shares of our common stock. In connection with our suspension of operations, Mr. Rasmussen resigned as our officer and director and exercised his right to acquire a copy of our intellectual properties. Mr. Rasmussen and his affiliates remain our largest unsecured creditor.

Mr. Rasmussen has assigned his license of our intellectual properties to his new company, White Box Technologies, Inc. (White Box), which has also agreed to assume our future obligations to our existing customers by servicing our current and pending contracts. As consideration, White Box will pay us a guaranteed monthly amount or an amount equal to 10% of the gross revenues received, whichever is greater, until we receive $1,800,000, subject to reduction in an amount equal to 80% of negotiated reductions in our liabilities, or March 30, 2017, whichever occurs first. We have released our employees, to all of whom we owe past-due wages, from non-compete/confidentiality covenants with us, so that such employees may work for White Box to fulfill our contractual obligations to our customers. We may also lease certain of our equipment to White Box and as such, we have not impaired asset values at March 31, 2007. A transition period is expected during which all former Company contact information will remain in effect. We have agreed not to compete with White Box respecting any of our existing customers for a period of one year. We retain the original copy of our proprietary database management software on which we may base new products and services when our finances permit. White Box is not assuming any of our liabilities or obligations.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our interim principal executive and financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective. However, we believe that our disclosure controls and procedures would be enhanced by the appointment of permanent, full-time principal executive and financial officers to replace our previous principal executive and financial officers, who have resigned.

                There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On June 19, 2007, Jeffrey S. Bennion, the sole remaining member of the board of directors, appointed Aaron Gustafson and Vince Engle to fill the two vacancies on our board of directors for terms that expire at the next annual meeting at which directors are elected.

Neither Mr. Gustafson nor Mr. Engle has had any direct or indirect material interest in any transaction with Aradyme in the last three years. Both Mr. Gustafson and Mr. Engle have agreed to serve without any compensation.

On June 19, 2007, the board of directors appointed Jeffrey S. Bennion, a director, to serve as Aradyme’s interim chief executive officer and interim chief financial officer.

Mr. Bennion currently serves as vice president of development and investor relations for the Bennion Investment Group, a real estate development, property management, and investment company. He has more than 18 years of experience in the information technology industry. In 1994, he founded and operated his own information technology services and development company until 1998, when he joined Entevo Software, a start-up software company in Arlington, Virginia, that was later acquired by Symantec. At Entevo, Mr. Bennion served as sales engineer and manager of technical support until 2005, when he joined Approva Software, Reston, Virginia, a provider of controls monitoring solutions for enterprise resource planning systems, as manager of technical projects. For much of his career, Mr. Bennion has focused on directory migrations and security, and has consulted with many of the world’s largest companies and U.S. governmental agencies on migrations, security, regulatory compliance, and enterprise resource planning implementations. In 2005, Mr. Bennion joined the Bennion Investment Group, a privately held, real estate investment and development company that develops and manages commercial, industrial, residential, and hospitality properties in Utah, Colorado, Idaho, and Hawaii. Mr. Bennion holds a B.S. in Psychology from the University of Utah, Salt Lake City, Utah.

Mr. Bennion has not had any direct or indirect material interest in any transaction with Aradyme in the last three years and has agreed to serve in these positions on an interim basis without compensation.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.35	Memorandum of Understanding by and between Merwin Rasmussen, Enviro Fresh, Inc., and White Box Technologies, Inc., dated March 18, 2007	Incorporated by reference from the Current Report on Form 8-K filed March 20, 2007.

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive and Financial Officer)	Attached

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

ARADYME CORPORATION

Date: June 20, 2007	By:	/s/ Jeffrey S. Bennion
Jeffrey S. Bennion, Interim Chief Executive and Financial Officer