Form 10QSB
period 2007-06-30
ARADYME CORP
filed 2007-08-28
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 27, 2007, Aradyme Corporation had 35,207,046 outstanding shares of common stock, par value $0.001.

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

Our unaudited consolidated balance sheet at June 30, 2007, our audited consolidated balance sheet at September 30, 2006, and the related unaudited consolidated statements of operations for the three- and nine-month periods and cash flows for the nine-month periods ended June 30, 2007 and 2006, are attached hereto.

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$33,941	$35,502
Prepaid insurance	32,507	66,916
Accounts receivable, net of allowance	300	101,884
Related party receivable	13,520	--

Total Current Assets	80,268	204,302

PROPERTY AND EQUIPMENT, NET	67,131	126,677

OTHER ASSETS
Prepaid license fees	--	89,912
Deposits	--	21,580

Total Other Assets	--	111,492

	$147,399	$442,471
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$314,211	$211,041
Accrued expenses	659,801	727,806
Notes payable—related parties	491,068	409,318
Notes payable	295,958	247,897

Total Current Liabilities	1,761,038	1,596,062

TOTAL LIABILITIES	1,761,038	1,596,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: 1,000,000 shares authorized of
$0.001 par value, 0 shares issued and outstanding	--	--
Common stock: 150,000,000 shares authorized of
$0.001 par value, 35,207,046 and 34,442,046	35,207	34,442
Additional paid-in capital	8,446,739	8,282,004
Accumulated deficit prior to the development stage	(10,002,541)	(9,470,037)
Accumulated deficit	(93,044)	--

Total Stockholders’ Equity (Deficit)	(1,613,639)	(1,153,591)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$147,399	$422,471

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From
					Inception
					of the
					Development
					Stage on
					April 1, 2007
	For the Three Months		For the Nine Months		through
	Ended June 30,		Ended June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUES	$--	$--	$--	$--	$--

OPERATING EXPENSES
Legal and professional fees	11,307	82,043	101,703	140,013	11,307
General and administrative	5,616	29,150	49,700	77,972	5,616

Total Operating Expenses	16,923	111,193	151,403	217,985	16,923

LOSS FROM OPERATIONS	(16,923)	(111,193)	(151,403)	(217,985)	(16,923)

OTHER INCOME (EXPENSE)
Interest expense	(54,098)	(19,584)	(148,568)	(36,460)	(54,098)

LOSS BEFORE DISCONTINUED
OPERATIONS	(71,021)	(130,777)	(299,971)	(254.445)	(71,021)

LOSS FROM DISCONTINUED
OPERATIONS (Note 5)	(22,023)	(498,594)	(325,577)	(1,741,634)	(22,023)

NET LOSS	$(93,044)	$(629,371)	$(625,548)	$(1,996,079)	$(93,044)

BASIC LOSS PER SHARE

Loss per share before
discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Loss per share on
discontinued operations	(0.00)	(0.02)	(0.01)	(0.07)

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.07)

WEIGHTED AVERAGE
NUMBER OF
SHARES OUTSTANDING	35,207,046	32,333,808	35,039,024	29,015,436

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From
			Inception of the
			Development
			Stage on
	For the Nine Months		April 1, 2007,
	Ended June 30		through
	2007	2006	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(625,548)	$(1,996,079)	$(93,044)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation—discontinued	59,546	55,897	19,848
Warrants issued for services—discontinued	12,500	41,958	--
Common stock issued for services—discontinued	--	16,000	--
Bad debt expense—discontinued	69,965	--	--
Loss on write-off of prepaid license—discontinued	89,912	--	--
Changes in assets and liabilities:
Decrease in accounts receivable	31,619	171,455	175,363
(Increase) in related-party receivable	(13,520)	--	(13,520)
Decrease in prepaid expenses	45,284	39,288	9,496
Decrease in other assets	21,580	--	21,580
Increase (decrease) in accounts payable
and accounts payable related party	103,170	57,741	(16,790)
Increase in interest payable	133,797	11,202	35,000
(Decrease) increase in accrued expenses	(68,005)	189,760	(4,434)

Net Cash (Used) Provided by Operating Activities	(139,700)	(1,412,778)	133,499

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	(64,005)	--

Net Cash Used by Investing Activities	--	(64,005)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related-party notes payable	90,000	525,000	90,000
Payments on related-party notes payable	(90,000)	(370,000)	(90,000)
Proceeds from notes payable	205,000	150,000	5,000
Payments on notes payable	(219,861)	(285,147)	(107,184)
Common stock issued for cash	153,000	1,500,000	--
Common stock offering costs	--	(72,557)	--

Net Cash Provided (Used) by Financing Activities	138,139	1,447,296	(102,184)

NET (DECREASE) INCREASE IN CASH	(1,561)	(29,487)	31,315

CASH AT BEGINNING OF PERIOD	35,502	84,485	2,626

CASH AT END OF PERIOD	$33,941	$54,998	$33,941

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows (continued)

(Unaudited)

			From
			Inception of the
			Development
			Stage on
	For the Nine Months		April 1, 2007,
	Ended June 30		through
	2007	2006	June 30, 2007

CASH PAID FOR:
Interest	$3,897	$9,601	$1,949
Income taxes	$--	$--	$--

NON-CASH TRANSACTIONS:
Common stock issued for debt conversion	$10,875	$200,000	$--
Warrants issued for services	$12,500	$41,958	$--
Common stock issued for services	$--	$16,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Notes to the Financial Statements

June 30, 2007, and September 30, 2006

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Aradyme Corporation and Subsidiary (A Development Stage Company) (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10 KSB for the fiscal year ended September 30, 2006, filed January 17, 2007. Operating results for the nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Notes to the Financial Statements

June 30, 2007, and September 30, 2006

NOTE 2 -- MATERIAL EVENTS (continued)

b.	Warrants (continued)

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

In January 2007, the Company borrowed $100,000 from an individual evidenced by a promissory note. The note is secured with current and future receivables and is due upon receipt of specified receivables. Interest on the note is at a rate of 12% per annum, with two percentage points. The Company paid $73,403 in principal payments and the note balance is $26,598 at June 30, 2007.

In February 2007, the Company borrowed $100,000 from a current stockholder who is not an affiliate of the Company, evidenced by a promissory note. The note is secured with future receivables and is due upon receipt of specified receivables. Interest on the note is at a rate of 15% per annum, with one percentage point. The Company paid $100,000 in principal payments on the note in May 2007.

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

June 30, 2007, and September 30, 2006

NOTE 3 -- STOCK OPTIONS AND WARRANTS (continued)

a.	Stock Options (continued)

The Company elected to use the modified prospective transition method for adoption of SFAS 123(R), which did not result in any significant impacts on the unaudited statements of financial position or operations as of and for the period ending June 30, 2007. In accordance with the modified prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

In the nine-month period ended June 30, 2007, the Company did not grant any options to purchase shares of the Company’s common stock.

A summary of the status of the Company’s stock options and warrants as of June 30, 2007, and September 30, 2006, and changes during the nine-month period ended June 30, 2007, and the 12-month period ended September 30, 2006, is presented below:

	June 30, 2007		September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	20,689,125	$0.43	8,525,500	$0.54
Granted	1,456,250	0.39	17,556,125	0.36
Canceled	(1,525,000)	0.48	(5,392,500)	0.55
Exercised	--	--	--	--

Outstanding, end of period	20,620,375	$0.43	20,689,125	$0.43

Exercisable, end of period	17,362,250	$0.44	7,962,875	$0.50

Weighted average fair value of options
and warrants granted during the period		$0.04		$0.18

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Notes to the Financial Statements

June 30, 2007, and September 30, 2006

NOTE 3 -- STOCK OPTIONS AND WARRANTS (continued)

a.	Stock Options (continued)

		Outstanding			Exercisable

			Weighted
		Number	Remaining	Average		Average
		Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price		at 06/30/07	Life	Price	at 9/30/06	Price

Stock Options	$0.19	2,165,500	9.07	$0.19	-	$ -
	0.42	2,765,000	5.29	0.42	2,765,000	0.42
	0.48	643,500	8.14	0.48	130,000	0.48
	0.50	150,000	2.43	0.50	112,500	0.50
	0.64	2,025,000	7.35	0.64	1,576,750	0.64
	0.80	124,500	7.85	0.80	31,125	0.80
Total Outstanding Options		7,873,500	7.08	$0.43	4,615,375	$0.50

Warrants	0.75	900,000	1.00	$0.75	900,000	$0.75
	0.24	500,000	2.01	0.24	500,000	0.24
	0.32	250,000	2.39	0.32	250,000	0.32
	0.40	11,096,875	4.29	0.40	11,096,875	0.40
Total Outstanding Warrants		12,746,875	3.93	$0.43	12,746,875	$0.42

Total Outstanding Options
and Warrants		20,620,375	5.13	$0.43	17,362,250	$0.44

b.	Warrants

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

June 30, 2007, and September 30, 2006

NOTE 4 -- GOING CONCERN (continued)

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

Management believes that based upon the current operating plan of divesting itself of unprofitable operations and pursuing the acquisition of another business entity with substantial assets, which produces cash flows from operations, should help alleviate the adverse financial condition of the Company. Investors should be aware the Company’s existing working capital will not be sufficient to fund its ongoing expenses of a reporting company through September 30, 2007. If the Company is not successful in identifying and acquiring another business entity with substantial assets that produce positive cash flows from operations, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws, or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted.

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

NOTE 5 -- SUSPENSION OF OPERATIONS

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

ARADYME CORPORATION AND SUBSIDIARY

(A Development Stage Company)

Consolidated Notes to the Financial Statements

June 30, 2007, and September 30, 2006

NOTE 5 -- SUSPENSION OF OPERATIONS (continued)

Mr. Rasmussen has assigned his license of the Company intellectual properties to his new company, White Box Technologies, Inc. (White Box), which has also agreed to assume the Company’s future obligations to its existing customers by servicing its current and pending contracts. As consideration, White Box will pay the Company a guaranteed monthly amount or an amount equal to 10% of the gross revenues received, whichever is greater, until the Company receives $1,800,000, subject to reduction in an amount equal to 80% of negotiated reductions in the liabilities of the Company, or March 30, 2017, whichever occurs first. The Company has a receivable of $13,520 from White Box at June 30, 2007, which was subsequently collected in full. The Company has released its employees, all of whom are owed past-due wages by the Company, from non-compete/confidentiality covenants with the Company, so such employees may work for White Box to fulfill the Company’s contractual obligations to its customers. The Company may also lease certain of its equipment to White Box and as such has not impaired asset values at June 30, 2007. A transition period is expected during which all former Company contact information will remain in effect. The Company has agreed not to compete with White Box respecting any of the Company’s existing customers for a period of one year. The Company retains the original copy of its proprietary database management software on which it may base new products and services when its finances permit. White Box is not assuming any of the Company’s liabilities or obligations. As a result of the cessation of operations, the Company returned to the development stage as of April 1, 2007.

Upon suspension of operations, the Company recognized a loss on write-off of prepaid license fees of $89,912, receivables of $69,965, and $21,580 for office space rent deposit.

All operating results of the Company are included in discontinued operations as of June 30, 2007. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the suspension of operations:

	For the Nine Months Ended
	June 30,
	2007	2006

REVENUES	$419,346	$677,689

OPERATING EXPENSES
Wages and payroll	374,461	2,008,667
Contract services	5,320	69,223
Rent	77,201	105,531
Depreciation	59,546	55,897
Bad debt expense	69,965	0
Other operating expenses	35,219	170,404
Total Operating Expenses	621,712	2,409,722

LOSS FROM OPERATIONS	(202,366)	(1,732,033)

OTHER INCOME (EXPENSE)
Interest expense and late fees	(34,252)	(9,601)
Write-off of prepaid license fees	(89,912)	--
Gain on disposal of assets	953	--
Total Other Income (Expense)	(123,211)	(9,061)

LOSS FROM DISCONTINUED OPERATIONS	$(325,577)	$(1,741,634)

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

Mr. Rasmussen has assigned his license of our intellectual properties to his new company, White Box Technologies, Inc. (White Box), which has also agreed to assume our future obligations to our existing customers by servicing our current and pending contracts. As consideration, White Box will pay us a guaranteed monthly amount or an amount equal to 10% of the gross revenues received, whichever is greater, until we receive $1,800,000, subject to reduction in an amount equal to 80% of negotiated reductions in our liabilities, or March 30, 2017, whichever occurs first. We have released our employees, to all of whom we owe past-due wages, from non-compete/confidentiality covenants with us, so that such employees may work for White Box to fulfill our contractual obligations to our customers. We may also lease certain of our equipment to White Box and as such, we have not impaired asset values at June 30, 2007. A transition period is expected during which all former Company contact information will remain in effect. We have agreed not to compete with White Box respecting any of our existing customers for a period of one year. We retain the original copy of our proprietary database management software on which we may base new products and services when our finances permit. White Box is not assuming any of our liabilities or obligations.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our interim principal executive and financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective. However, we believe that our disclosure controls and procedures would be enhanced by the appointment of permanent, full-time principal executive and financial officers to replace our previous principal executive and financial officers, who have resigned.

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

ARADYME CORPORATION

Date: August 27, 2007	By:	/s/ Jeffrey S. Bennion
Jeffrey S. Bennion, Interim Chief Executive and Financial Officer