Form 10QSB/A
period 2007-03-31
ARADYME CORP
filed 2007-08-29
CIK 1123580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Amendment No. 1 to
FORM 10-QSB/A

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

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	September 30,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,626	$35,502
Accounts receivable, net of allowance	175,663	101,884
Prepaid insurance	42,003	66,916
Total Current Assets	220,292	204,302

PROPERTY AND EQUIPMENT, NET	86,980	126,677

OTHER ASSETS
Prepaid license fees	--	89,912
Deposits	21,580	21,580
Total Other Assets	21,580	111,492

TOTAL ASSETS	$328,852	$442,471

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$331,001	$211,041
Accrued expenses	664,235	727,806
Notes payable—related party	463,818	409,318
Notes payable	390,393	247,897

Total Liabilities	1,849,447	1,596,062

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: 1,000,000 shares authorized of
$0.001 par value, 0 shares issued and outstanding	--	--
Common stock: 150,000,000 shares authorized of
$0.001 par value, 35,207,046 and 34,442,046	35,207	34,442
Additional paid-in capital	8,446,739	8,282,004
Accumulated deficit	(10,002,541)	(9,470,037)

Total Stockholders’ Equity (Deficit)	(1,520,595)	(1,153,591)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$328,852	$422,471

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006

REVENUES	$--	$--	$--	$--

OPERATING EXPENSES
Legal and professional	38,710	331	91,216	48,400
General and administrative	12,624	24,362	34,176	48,822
Total Operating Expenses	51,334	24,693	125,392	97,222

LOSS FROM OPERATIONS	(51,334)	(24,693)	(125,392)	(97,222)

OTHER INCOME (EXPENSE)
Interest expense	(53,547)	(5,448)	(100,601)	(16,876)

LOSS BEFORE
DISCONTINUED OPERATIONS	(104,881)	(30,141)	(225,993)	(114,098)

LOSS FROM DISCONTINUED
OPERATIONS (Note 5)	(47,846)	(614,392)	(306,511)	(1,252,610)

NET LOSS	$(152,727)	$(644,533)	$(532,504)	$(1,366,708)

BASIC LOSS PER SHARE

Loss per share before
discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Loss per share on
discontinued operations	(0.00)	(0.03)	(0.01)	(0.05)

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.00)	$(0.03)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	35,207,046	24,201,063	34,955,013	28,838,887

The accompanying notes are an integral part of these consolidated financial statements.

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(532,504)	$(1,366,708)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation—discontinued	39,697	36,153
Warrants issued for services—discontinued	12,500	--
Bad debt expense—discontinued	69,965	--
Loss on write-off of prepaid license—discontinued	89,912	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(143,744)	72,853
Decrease in prepaid expenses	35,788	21,038
Increase in accounts payable and accounts payable related party	119,960	13,522
Increase (decrease) in interest payable	98,798	(11,030)
Increase (decrease) in accrued expenses	(63,571)	132,145

Net Cash Used by Operating Activities	(273,199)	(1,102,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	(64,005)

Net Cash Used by Investing Activities	--	(64,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related-party notes payable	90,000	370,000
Payments on related-party notes payable	(90,000)	(370,000)
Proceeds from notes payable	200,000	100,000
Payments on notes payable	(112,677)	(268,625)
Cash overdraft	--	7,729
Common stock issued for cash	153,000	1,300,000
Common stock offering costs	--	(57,557)

Net Cash Provided by Financing Activities	240,323	1,081,547

NET DECREASE IN CASH	(32,876)	(84,485)

CASH AT BEGINNING OF PERIOD	35,502	84,485

CASH AT END OF PERIOD	$2,626	$--

CASH PAID FOR:
Interest	$5,956	$4,860
Income taxes	$--	$--

NON-CASH TRANSACTIONS:
Common stock issued for debt conversion	$--	$200,000
Warrants issued for services	$12,500	$--

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

NOTE 2 -- MATERIAL EVENTS (continued)

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

A summary of the status of the Company’s stock options and warrants as of March 31, 2007, and September 30, 2006, and changes during the three-month period ended March 31, 2007, and the 12-month period ended September 30, 2006, is presented below:

	March 31, 2007		September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	20,689,125	$0.43	8,525,500	$0.54
Granted	1,456,250	0.39	17,556,125	0.36
Canceled	(200,000)	0.80	(5,392,500)	0.55
Exercised	--	--	- -	--

Outstanding, end of period	21,945,375	$0.42	20,689,125	$0.43

Exercisable, end of period	18,695,188	$0.43	7,962,875	$0.50

Weighted average fair value of options
and warrants granted during the period		$0.04		$0.18

ARADYME CORPORATION AND SUBSIDIARY

Consolidated Notes to the Financial Statements

March 31, 2007, and September 30, 2006

NOTE 3 -- STOCK OPTIONS AND WARRANTS (continued)

a.	Stock Options (continued)

		Outstanding			Exercisable

			Weighted
		Number	Remaining	Average		Average
		Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price		at 03/31/07	Life	Price	at 9/30/06	Price

Stock Options	$0.19	2,165,500	9.31	$0.19	-	$ -
	0.42	3,765,000	4.09	0.42	3,765,000	0.42
	0.48	643,500	8.39	0.48	130,000	0.48
	0.50	475,000	0.90	0.50	450,000	0.50
	0.64	2,025,000	7.60	0.64	1,572,188	0.64
	0.80	124,500	8.10	0.80	31,125	0.80
Total Outstanding Options		9,198,500	6.28	$0.43	5,948,313	$0.48

Warrants	0.75	900,000	1.25	$0.75	900,000	$0.75
	0.24	500,000	2.26	0.24	500,000	0.24
	0.32	250,000	2.63	0.32	250,000	0.32
	0.40	11,096,875	4.54	0.40	11,096,875	0.40
Total Outstanding Warrants		12,746,875	4.23	$0.43	12,746,875	$0.43

Total Outstanding Options and Warrants		21,945,375	4.22	$0.43	18,695,188	$0.43

b.	Warrants

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

All operating results of the Company are included in discontinued operations as of March 31, 2007. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the suspension of operations:

	For the Six Months Ended
	March 31,
	2007	2006

REVENUES	$ 400,479	$ 467,891

OPERATING EXPENSES
Wages and payroll	375,792	1,425,161
Contract services	4,490	63,955
Rent	55,621	60,711
Depreciation	39,697	36,153
Bad debt expense	69,965	--
Other operating expenses	44,335	129,661
Total Operating Expenses	589,900	1,715,641

LOSS FROM OPERATIONS	(189,421)	(1,247,750)

OTHER INCOME (EXPENSE)
Interest expense	(28,131)	(4,860)
Write-off of prepaid license fees	(89,912)	--
Gain on disposal of assets	953	--
Total Other Income (Expense)	(117,090)	(4,860)

LOSS FROM DISCONTINUED OPERATIONS	$ (306,511)	$ (1,252,610)

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14	Attached
Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive and Financial Officer)	Attached

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARADYME CORPORATION

Date: August 28, 2007	By:	/s/ Jeffrey S. Bennion
Jeffrey S. Bennion, Interim Chief Executive
and Financial Officer